Form 10-Q
period 2010-10-31
RVPlus Inc.
filed 2010-12-21
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 333-168768

RVPLUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1986126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4278 S. Chegwidden Lane Taylorsville, Utah	84123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 674-3757

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of December 21, 2010, there were 9,380,000 shares of Common Stock, par value $0.0001 per share, outstanding.

RVPLUS, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of October 31, 2010 (unaudited) and April 30, 2010	F-2

	Statement of Operations for the six months ended October 31, 2010 (unaudited) and for the period January 29, 2010 (Inception) to October 31, 2010 (unaudited)	F-3

	Statement of Operations for the three months ended October 31, 2010 (unaudited)	F-4

	Statement of Stockholder’s Equity for the period January 29, 2010 (Inception) to October 31, 2010 (unaudited)	F-5

	Statement of Cash Flows for the three months ended October 31, 2010 (unaudited) and for the period January 29, 2010 (Inception) to October 31, 2010 (unaudited)	F-6

	Notes to Financial Statements (Unaudited)	F-7 - F-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	5

Item 4.	Controls and Procedures.	5

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	(Removed and Reserved)	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

	Signatures	7

Item 1. Financial Statements.

RVPLUS INC.

October 31, 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at October 31, 2010 (Unaudited) and April 30, 2010	F-2

Statements of Operations for the Six Months Ended October 31, 2010 and for the Period from January 29, 2010 (Inception) through October 31, 2010 (Unaudited)	F-3

Statement of Operations for the Three Months Ended October 31, 2010 (Unaudited)	F-4

Statement of Stockholders’ Equity for the Period from January 29, 2010 (Inception) through October 31, 2010 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended October 31, 2010 and for the Period from January 29, 2010 (Inception) through October 31, 2010 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7 to F-12

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	October 31, 2010	April 30, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$36,987	$42,034

Total Current Assets	36,987	42,034

Total Assets	$36,987	$42,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$18,660	$1,250

Total Current Liabilities	$18,660	1,250

STOCKHOLDERS' EQUITY:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized,;
none issued or outstanding

Common stock: $0.0001 par value; 200,000,000 shares authorized;
9,380,000 and 9,200,000 shares issued and outstanding, respectively	938	920
Additional paid-in capital	43,462	41,680
Deficit accumulated during the development stage	(26,073)	(1,816)

Total Stockholders' Equity	18,327	40,784

Total Liabilities and Stockholders' Equity	$36,987	$42,034

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

		For the Period from
	For the Six Months	January 29, 2010
	Ended	(inception) through
	October 31, 2010	October 31, 2010
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$23,298	$24,548
Professional fees - related party	944	944
General and administrative expenses	15	581

Total operating expenses	24,257	26,073

LOSS BEFORE INCOME TAXES	(24,257)	(26,073)

INCOME TAXES PROVISION	-	-

NET LOSS	$(24,257)	$(26,073)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,301,736	8,031,176

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Operations

For the Three Months
Ended
October 31, 2010
(Unaudited)

OPERATING EXPENSES:
Professional fees	$17,223
Professional fees - related party	260

Total operating expenses	17,483

LOSS BEFORE INCOME TAXES	(17,483)

INCOME TAXES PROVISION	-

NET LOSS	$(17,483)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,380,000

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 29, 2010 (Inception) through October 31, 2010
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation
expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per
share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per
share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(24,257)	(24,257)

Balance, October 31, 2010	9,380,000	$938	$43,462	$(26,073)	$18,327

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

		For the Period from
	For the Six Months	January 29, 2010
	Ended	(inception) through
	October 31, 2010	October 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,257)	$(26,073)
Adjustments to reconcile net loss to net cash
used in operating activities
Common shares issued for incorporating expenses		500
Changes in operating assets and liabilities:
Accrued expenses	17,410	18,660

NET CASH USED IN OPERATING ACTIVITIES	(6,847)	(6,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,800	43,800
Capital contribution	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,800	43,900

NET CHANGE IN CASH	(5,047)	36,987

Cash at beginning of period	42,034	-

Cash at end of period	$36,987	$36,987

SUPPLEMENTAL DISCLOSURE
OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
October 31, 2010
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

RVPLUS INC. a development stage company, (the “Company”), was incorporated on January 29, 2010 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to develop, manufacture and market products related to the recreational vehicle industry.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from January 29, 2010 (inception) through April 30, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1 as filed with the SEC on September 28, 2010, which was declared effective on November 22, 2010.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company elected April 30 as its fiscal year end upon its formation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended October 31, 2010 or for the period from January 29, 2010 (inception) through October 31, 2010.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the interim period ended October 31, 2010 or for the period from January 29, 2010 (inception) through October 31, 2010.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
	a.	The vendor's performance to achieve the milestone
	b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $26,073 at October 31, 2010, a net loss of $24,257 and net cash used in operating activities of $6,847 for the interim period then ended, with no revenues earned during the period.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common stock

The Company was incorporated on January 29, 2010 at which time 5,000,000 shares of common stock were issued to the Company’s founder at $0.0001 per share, or $500 for repayment of expenses associated with the incorporation of the Company.

On April 20, 2010, the Company sold 4,200,000 shares of its common stock in a private placement at $0.01 per share to 41 individuals for $42,000.

On July 19, 2010, the Company sold 180,000 shares of its common stock in a private placement at $0.01 per share to 6 individuals for $1,800.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Stock transfer agent services provided by a related party

A related party provided the stock transfer agent services to the Company whereby the president of the Company is an officer.  The Company paid $944 for the stock transfer agent services to the related party for the interim period ended October 31, 2010.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended October 31, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on November 22, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Plan of Operations

Our plan of business is to raise capital to further develop, test, manufacture, patent and market a number of products related to the recreational vehicle industry including: Class “A” diesel motorhomes, travel trailers and fifth wheels. Initially we are going to focus on three products that we have designed that are ready to develop when and if the company receives funding. We plan to sell RV products made by other manufacturers through our planned website. The marketing of other products made by other manufacturers is not part of our business plan and could only be accomplished if we can raise additional capital over and above what we need to execute this business plan so we could afford to stock a larger amount of inventory.

Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 18-19 months.

We do not have enough capital at this time to commence business operations or to plan a time frame for future operations. We do not have any additional financing lined up at this time and cannot begin to develop a plan for future operations unless we receives additional financing.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the six months ended October 31, 2010, we had $0 in revenue. Expenses for the period totaled $24,257 resulting in a net loss of $24,257.  Expenses for the period consisted of $23,298 in professional fees, $544 in related party professional fees, and $14 for general and administrative expenses.

Capital Resources and Liquidity

As of October 31, 2010 we had $36,987 cash on hand.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 18-19 months.

We currently have no full-time employees and two part-time of employees who serve as our management team. Currently, our two part-time employees, also our directors and executive officers, devote approximately 10-20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of October 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
	a.	The vendor's performance to achieve the milestone
	b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended October 31, 2010. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(ii) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended October 31, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended October 31, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RVPLUS, INC.

Date: December 21, 2010	By:	/s/ Christopher M. Day
Christopher M. Day
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director