Form 10-Q
period 2011-01-31
RVPlus Inc.
filed 2011-03-17
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None.

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

As of March 16, 2011, there were 9,380,000 shares of Common Stock, par value $0.0001 per share, outstanding.

RVPLUS, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of January 31, 2011 (unaudited) and April 30, 2010	F-2

Statement of Operations for the nine months ended January 31, 2011 (unaudited), for the period from January 29, 2010 (Inception) through January 31, 2010 (unaudited), and for the period from January 29, 2010 (Inception) through January 31, 2011(unaudited)
		F-3

	Statement of Operations for the three months ended January 31, 2011 (unaudited) and for the period from January 29, 2010 (Inception) through January 31, 2010 (unaudited)	F-4

	Statement of Stockholder’s Equity for the period from January 29, 2010 (Inception) through January 31, 2011 (unaudited)	F-5

Statement of Cash Flows for the nine months ended January 31, 2011 (unaudited) , for the period January 29, 2010 (Inception) through January 31, 2010 (unaudited), and for the period from January 29, 2010 (Inception) through January 31, 2011(unaudited)
		F-6

	Notes to Financial Statements (Unaudited)	F-7 - F-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	6

Item 4.	Controls and Procedures.	6

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	(Removed and Reserved)	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

	Signatures	8

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RVPLUS INC.

January 31, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at January 31, 2011 (Unaudited) and April 30, 2010	F-2

Statements of Operations for the Nine Months Ended January 31, 2011, for the Period from January 29, 2010 (Inception) through January 31, 2010 and for the Period from January 29, 2010 (Inception) through January 31, 2011 (Unaudited)	F-3

Statement of Operations for the Three Months Ended January 31, 2011 and for the Period from January 29, 2010 (Inception) through January 31, 2010 (Unaudited)	F-4

Statement of Stockholders’ Equity for the Period from January 29, 2010 (Inception) through January 31, 2011 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended January 31, 2011, for the Period from January 29, 2010 (Inception) through January 31, 2010 and for the Period from January 29, 2010 (Inception) through January 31, 2011 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7 to F-11

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	January 31, 2011	April 30, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$14,173	$42,034

Total Current Assets	14,173	42,034

Total Assets	$14,173	$42,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,500	$1,250

Total Current Liabilities	2,500	1,250

STOCKHOLDERS' EQUITY:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized,;
none issued or outstanding

Common stock: $0.0001 par value; 200,000,000 shares authorized;
9,380,000 and 9,200,000 shares issued and outstanding, respectively	938	920
Additional paid-in capital	43,462	41,680
Deficit accumulated during the development stage	(32,727)	(1,816)

Total Stockholders' Equity	11,673	40,784

Total Liabilities and Stockholders' Equity	$14,173	$42,034

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Nine Months	January 29, 2010	January 29, 2010
	Ended	(inception) through	(inception) through
	January 31, 2011	January 31, 2010	January 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$28,827	$-	$30,077
Professional fees - related party	1,150	-	1,150
General and administrative expenses	934	500	1,500

Total operating expenses	30,911	500	32,727

LOSS BEFORE INCOME TAXES	(30,911)	(500)	(32,727)

INCOME TAXES PROVISION	-	-	-

NET LOSS	$(30,911)	$(500)	$(32,727)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,327,818	5,000,000	8,369,198

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Operations

	For the Three	For the Period from
	Months	January 29, 2010
	Ended	(inception) through
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$5,529	$-
Professional fees - related party	206	-
General and administrative expenses	919	500

Total operating expenses	6,654	500

LOSS BEFORE INCOME TAXES	(6,654)	(500)

INCOME TAXES PROVISION	-	-

NET LOSS	$(6,654)	$(500)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,380,000	5,000,000

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 29, 2010 (Inception) throughJanuary 31, 2011
(Unaudited)
				Deficit
				Accumulated
	Common Stock, $0.0001 Par Value		Additional	during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation
expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per
share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per
share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(30,911)	(30,911)

Balance, January 31, 2011	9,380,000	$938	$43,462	$(32,727)	$11,673

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Nine Months	January 29, 2010	January 29, 2010
	Ended	(inception) through	(inception) through
	January 31, 2011	January 31, 2010	January 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,911)	$(500)	$(32,727)
Adjustments to reconcile net loss to net cash
used in operating activities
Common shares issued for incorporating expenses		500	500
Changes in operating assets and liabilities:			-
Accrued expenses	1,250	-	2,500

NET CASH USED IN OPERATING ACTIVITIES	(29,661)	-	(29,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,800	-	43,800
Capital contribution	-	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,800	-	43,900

NET CHANGE IN CASH	(27,861)	-	14,173

Cash at beginning of period	42,034	-	-

Cash at end of period	$14,173	$-	$14,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
January 31, 2011 and 2010
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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011 or April 30, 2010, no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended January 31, 2011, for the period from January 29, 2010 (inception) through January 31, 2010 or for the period from January 29, 2010 (inception) through January 31, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the interim period ended January 31, 2011, for the period from January 29, 2010 (inception) through January 31, 2010 or for the period from January 29, 2010 (inception) through January 31, 2011.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $32,727 at January 31, 2011, a net loss of $30,911 and cash used in operations of $29,661 for the interim period then ended, with no revenues earned during the period.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Capital contribution

On March, 2010, the majority stockholder of the Company contributed $100 as an additional paid-capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Stock transfer agent services provided by a related party

A related party provided the stock transfer agent services to the Company whereby the president of the Company is an officer.  The Company owed $1,150 for the stock transfer agent services to the related party for the interim period ended January 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended January 31, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on November 22, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Limited Operating History

We are a development stage company with very limited operating history and we have not generated any revenue since inception. We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

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

Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 6-7 months.

We do not have enough capital at this time to commence business operations or to plan a time frame for future operations. We do not have any additional financing lined up at this time and cannot begin to develop a plan for future operations unless we receives additional financing.

Results of Operations

We have not generated any revenue since inception. We have already incurred significant net losses of $32,727 for the period from inception to January 31, 2011. We anticipate continuing to incur losses in the foreseeable future.

Nine Months ended January 31, 2011

For the nine months ended January 31, 2011, we did not generate any revenue. Total operating expenses for the period is $30,911, which results in a net loss of $30,911.  Our operating expenses for the period consisted of $28,827 in professional fees, $1,150 in related party professional fees, and $934 for general and administrative expenses.

Three Months ended January 31, 2011

For the three months ended January 31, 2011, we did not generate any revenue. Total operating expenses for the period is $6,654, which results in a net loss of $6,654. Our operating expenses for the period consisted of $5,529 in professional fees, $206 in related party professional fees, and $919 for general and administrative expenses.

Capital Resources and Liquidity

As of January 31, 2011 we had $14,173cash on hand.

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

Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 6-7 months.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of January 31, 2011.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended January 31, 2011. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this item during the quarterly period ended January 31, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RVPLUS, INC.

Date: March 16, 2011	By:	/s/ Christopher M. Day
Christopher M. Day
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer