Form 10-K
period 2011-04-30
RVPlus Inc.
filed 2011-07-29
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-168768

RVPLUS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-1986126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4278 S. Chegwidden Lane
Taylorsville, Utah	84123
(Address of principal executive offices)	(Zip Code)

(801) 674-3757
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 200,000,000 shares, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of July 27, 2011, the registrant had 9,380,000 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the state of Delaware on January 29, 2010. Our offices are located in Taylorsville, Utah. Our plan of business is to raise capital to enable us to develop, test, and manufacture products related to the recreational vehicle industry. At this point in time we are not certain if we will be able to raise or generate sufficient funds to continue with development and testing. Our success depends on our ability to raise additional financing. We have targeted patents as a possibility only and have no definitive plans to patent any products at this time. Initially, we are going to focus on three products that we designed: the Auto Brake; the Air Brake Safety Lock; and Jack Pads. We can begin developing these products if and when we receive sufficient funding.

We plan to sell RV products made by other manufacturers through our planned website. We are presently evaluating which products we will ultimately sell on our online website and who our suppliers will be. At this time, we have not chosen any specific suppliers or products made by other manufacturers to sell through our planned website. Although we have not yet identified specific products, we plan to carry RV accessories for RV storage, cleaning, cooking, and maintenance. We have allocated extra storage space for possible inventory and intend to have inventory on hand to reduce shipping and handling which will lead to the ultimate goal of a lower price to our customers to help drive sales. There is inherent risk associated with selling third-party products. Accordingly, we will only target suppliers who offer extensive warranties. The marketing of products made by other manufacturers is not part of our current business plan and could only be accomplished if we can raise additional capital over and above what we need to execute this business plan so we could afford to stock a larger amount of inventory.

Our plan of business is to raise capital to further develop, test, manufacture, possibly patent and market a number of products related to the recreational vehicle industry including: Class “A” diesel motor homes, travel trailers and fifth wheels. Initially we are going to focus on three products that we have designed that are ready to develop when and if the company receives funding: the Auto Brake, Air Brake Safety Lock and Jack Pads. We do not have any patents pending at this time and do not currently know when we will be in a position to apply for a patent. We plan to sell RV products made by other manufacturers through our planned website located at www.rvplusonline.com. The marketing of other products made by other manufacturers is not part of our business plan and could only be accomplished if we can raise additional capital over and above what we need to execute this business plan so we could afford to stock a larger amount of inventory . Please note that we do not currently have any inventory for our products and products of other manufacturers.

We do not have enough capital at this time to commence business operations or to plan a time frame for future operations. We do not have additional financing arranged at this time and cannot begin to develop a plan for future operations unless we receives additional financing.  In addition, we currently do not have a detailed plan to become operational and through to revenue generation.  As soon as we have the financial  resources to proceed with our business plan we intend to create a more detailed plan but at this time we do not have the resources to provide such a plan to our shareholders.

We currently have no full-time employees and two part-time of employees who serve as our management team. Currently, our two part-time employees, also our directors and executive officers, devote approximately 10-20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more.

Our Products

Our Auto Brake was designed to be installed on motorhomes that have an auxiliary brake.  An auxiliary brake operates via a manual switch that activates either an exhaust brake or an engine brake.  An exhaust brake works by causing a restriction in the exhaust much like the intake throttle causes in a gasoline engine. An intake throttle is mechanism by which the flow of a fluid is managed by constriction or obstruction. An engine's power can be increased or decreased by the restriction of inlet gases (i.e. by the use of a throttle), but usually decreased. Nearly all exhaust brakes have what are called “butterfly valves” that are mounted after the turbocharger. A butterfly valve is a valve which can be used for isolating or regulating flow. The closing mechanism takes the form of a disk. Butterfly valves are generally favored because they are lower in cost to other valve designs as well as being lighter in weight, meaning less support is required. The disc is positioned in the center of the pipe, passing through the disc is a rod connected to an actuator on the outside of the valve. Rotating the actuator turns the disc either parallel or perpendicular to the flow. Unlike a ball valve, the disc is present within the flow; therefore, a pressure drop is induced in the flow, regardless of valve position. A turbocharger is a gas compressor that is used for forced induction of an internal combustion engine. An engine brake or compression brake is used on large diesel trucks and on large diesel motorhomes. An engine brake works by opening the exhaust valves at the top of the compression stroke, releasing the compressed air and then immediately closing the valves to create a vacuum in the cylinder which provides immense amounts of braking force.

Current auxiliary brake designs require that the brake be switched on manually. There is typically a high and a low setting. The high setting would be used to slow down from higher rates of speed where the low setting would be used to go from slow to slower. An auxiliary brake can extend the life of the wheel brakes and also greatly reduces stopping distance. The problem is that auxiliary brakes are not used as much as they should be and are not often used in an emergency stop as the driver is usually focused on the brake pedal and the steering wheel. Our Auto Brake allows the driver to turn on the auxiliary brake which will allow the auxiliary brake to operate every time the brake pedal is depressed. Auto Brake will extend the life of the brakes and assist with stopping quicker in an emergency situation.

The Auto Brake will not require an RV owner to modify their existing auxiliary brake in any way. It will be installed after their factory manual auxiliary brake switch. No matter if the Auto Brake is on or off, the existing switch and braking system will work. The factory auxiliary braking system will not know if it was deployed by the factory switch or if it was deployed by Auto Brake. Our concept is to take the power supply and the signal from the ECM that is on route to the factory installed auxiliary brake switch and divert them through the Auto Brake control box. Auto Brake has four wires from its brain that need to be wired to the chassis. Most novice mechanics will be able to install an Auto Brake themselves by following a wiring diagram. The Auto Brake control box is 2.5" by 2.5" by 1" thick.

Motorhome manufacturers build their motorhomes using different chassis. Most diesel motorhomes are built using either a Spartan or Freightliner chassis. We will initially design and manufacture our Auto Brake to be compatible with these two chassis brands. At a later date we will decide what other chassis brands we should design and manufacture the Auto Brake for. We have yet to fully test the Auto Brake and will need to raise capital to prove the Auto Brake’s design.

Each Auto Brake will be delivered with a diagram showing the wiring schematics for the chassis of the customer’s RV. There are four wires for the Auto Brake: two red, one purple and one black. Below is a sample of instructions detailing installation:

1) Locate the 12 volt wire feeding the power to the factory installed auxiliary brake switch. Cut the wire. Splice one of the red wires from the Auto Brake control box with the power wire that you cut. Splice the other red wire from the Auto Brake control box with the other cut end.

2) Locate the brake light switch. The brake light switch is usually located under the driver’s side dash area. Connect the purple wire from the Auto Brake control box with the power wire for the brake light switch.

3) Connect the black wire (the ground) to any good ground location.

We intend to buy the parts to manufacture each Auto Brake in the US. We intend to manufacturer the Auto Brake at a location in Salt Lake City, Utah. The only part of the Auto Brake that will need to be custom fabricated is the main box or the “brain.” We will paint each box at our facility and label it with our sticker with our name and logo.

The Recreation Vehicle Industry Association (“RVIA”) is a national trade association representing recreational vehicle (“RV”) manufacturers and their component parts suppliers who together build more than ninety-eight (98%) percent of the RVs produced in the US. The RVIA estimated that there were 14,900 new motorhomes delivered in the US in 2008. Our Auto Brake will work with and be beneficial to more than half of those motorhomes, or 7,450 motorhomes. This does not include the thousands of motorhomes that are already on the road that could utilize an Auto Brake.

We intend to initially retail the Auto Brake for $179.95. Preliminary research for production and costs show that we will be able to manufacture the Auto Brake locally. The main box or “brain” of the Auto Brake will require custom fabrication. Based on non-firm conversations with local sheet metal fabricators it is believed we can have the main box manufactured locally for $26 (estimate is based on 1,000 boxes in order to maximize profit margin due to the discount in price per unit on larger orders). Additional costs would include paint (inclusive of labor and materials): $3, wiring: $3, solder: $1, RVPlus sticker: $1.20, packaging: $2.25 and labor: $20. Total production costs would be approximately $56.45 allowing for a profit of $123.50 per unit. We are not aware of any competition for our Auto Brake in the marketplace today.

Our Air Brake Safety Lock is designed to prevent the parking brake on a vehicle with air brakes from being disengaged accidently which could cause a motorhome to roll away with potentially disastrous consequences. A spring parking brake works by pulling up or out to activate and push in to de-activate. Our Air Brake Safety Lock would hold the release in an outward position by filling the space and preventing disengagement by accident, by a pet, children etc. This product could also be used by semi truck drivers, fire trucks, school buses and city buses, as they all use either a 7/8" stem or a 1 and 1/4" stem.

Most motorhomes with air brakes have the spring parking brake release located on the driver’s side control panel. Some are located on the dash. They are designed to be easily activated and de-activated, and are within reach of the driver. Most motorhomes that require air brakes weigh in excess of 30,000lbs and the spring brake parking brake is the only brake that is holding the motorhome stationary when parked.

Our Air Brake Safety Lock is made from plastic with a metal spring device that wraps around the base of the spring brake release that prevents it from being pressed down and releasing the parking brake accidently. Each Air Brake Safety Lock will weigh approximately 100 grams and will be approximately 7/8" or 1-1/4" long by 2.5" wide at its widest point. It is applied or removed by squeezing a spring together.

We believe that we can manufacture this product inexpensively, as it is small and simple design. We plan to have the Air Brake Safety Lock manufactured in China and shipped to the United States to reduce costs. We have no firm quotes, but have spoken to potential manufacturers for this product that are based in China and believe that we can have this product manufactured inexpensively. Preliminary estimates to manufacture our Air Brake Safety Lock range depending on the quantity that we order. If we order 10,000 we anticipate the cost would be approximately $1.75 each. If we were to order 50,000 or more we anticipate the cost would be $1.25 each. Based on ordering 10,000 units per order the cost of shipping from Shanghai, China to Salt Lake City, UT would be $2,700 (quote provided by COSCO Logistics (Americas), Inc. We will initially retail each unit for $14.95.

Our Jack Pads are rubber pads that are placed on the ground under the stabilizing jacks of an RV. Jack Pads are a necessary tool to prevent an RV’s stabilizing jacks from sinking into soft soils, sand or punching through asphalt. Jack Pads also offer increased stability. For years, many RV owners were used wood as pads to lower their leveling jacks on. Wood pads are known to crack, rot, they are heavy, difficult to store and cause splinters from handling. We designed leveling jack pads made from recycled tires and plastics which will offer a sturdier, lighter weight option. Industrial trucks with stabilizers have been using a similar design for years. Other companies manufacture and sell RV jack pads made from similar materials as our Jack Pads. We want to improve the design in several ways including adding a rope handle that can be used to carry the Jack Pads with and pull them from underneath the RV’s stabilizing jacks with an awning rod so RV owners do not have to bend down to pick them up. We would also like to offer attractive color choices and market them in a strong polyester storage bag.

We believe the materials that we are focused on could provide enough strength while being only one inch thick. The dimensions will be 12" by 12" by 1" thick. In storage, all four Jack Pads could take up less space than just one jack pad made from wood. We would like to have our RV Jack Pads manufactured in China to reduce production costs. Our jack pads would be manufactured from recycled materials and have been proven by industrial applications for many years.

There are many competitors that have designed and are currently marketing jack pads similar to our Jack Pads. We believe that we can manufacture them inexpensively and could encourage customers who have purchased our other products to purchase them as an add-on to their order. We plan to focus on a pay-per-click ad campaign on internet RV chat forums for exposure. We estimate that we will sell our Jack Pad for $89.95 per set. We have no firm quotes, but have spoken to the same manufacturers we spoke to regarding manufacturing of the Air Brake Safety Lock. We anticipate we could have 10,000 Jack Pads manufactured in China for $6.15 each. A shipping quote provided by COSCO Logistics, (Americas), Inc. was $3,800 for a total cost of $6.50 each. We will initially retail the Jack Pads for $89.95.

We are aware that there are many competitors for this product in the marketplace today. Some of these competitors are well established companies that are recognized in the industry and have a loyal following customer base that trusts the products that they sell. However, we believe that we can sell our products with competitive pricing and aggressive marketing/advertising.

Marketing Strategy

We believe that the proper marketing of our products is critical to our success. We plan to take a hands-on, proactive approach to marketing our products. Initially, we will have a limited advertising budget. If we fail to create sufficient customer orders from our limited budget, we could be in danger of going out of business or be in need of immediate additional financing.

As previously stated, the domain for the website will be “rvplusonline.com.” Hosting for the website will be obtained through an online provider, such as bluehost.com or godaddy.com for a monthly fee not to exceed $100 per month. An investment of $100 a month will ensure a designated server to allow quick page load times and all server-related support, including the backup of files and one-on-one customer support.

The design of the website will be free from clutter with clear headers directing the consumer to the type of product for purchase. The template for the site can be found at http://www.litecommerce.com/store/main (“LiteCommerce”). Changes will be made to the color, images, and product selection but the site design will be similar. An employee of RVPlus may be able to accomplish the simple changes mentioned above without any training or additional cost. If the customization desired is not available, a web consultant, paid an hourly wage not to exceed thirty dollars ($30), per hour, will be hired to make the changes ($30 has been found to be reasonable after contacting various website consultants). If we do hire a web design professional for help with our website, the time spent on the changes above will not exceed 20 hours for a total cost not to exceed $600.

The implementation of e-commerce will be achieved through free software provided by LiteCommerce. The software that drives e-commerce is readily available and free. In order to implement a website nearly identical to LiteCommerce, the only requirement is the purchase of LiteCommerce software and the purchase of SSL certificates. The purchase of LiteCommerce will provide all required software and virtual shopping cart technology required to have a fully operative e-commerce presence. SSL certificates are required for secure customer purchases. The total cost for the LiteCommerce software and the appropriate SSL certificate will not exceed $750.

Pay-per-click advertising is widely available through major providers such as Google. For search engine optimization, RVPlus will choose the words and phrases to be associated with our banners and advertisements so that when a person searches for something via an internet search engine such as Google, our ad would appear on the results page. For instance, a Google search of “RV jack pads” could be associated with our ads so that our banner would appear on the search results page. The cost for the campaign is flexible. We can to choose the cost for each click (the higher the cost the better placement of our banners and ads e.g. $.01-$.10), and we have the option to set a maximum daily amount, such as $100. RVPlus is only charged each time a person clicks an ad and visits our site. The initial pay-per-click advertising budget will be set $250 per month at $.10 per click (this would potentially send 2,500 people to our site for a reasonable cost) and will be adjusted appropriately in later months.

We are working on the design of an industry-related logo which is memorable and will be displayed on all of our products. We will place ads in the RV classified section of related trade papers and magazines. We have registered the domain name “rvplusonline.com.” We intend to build an e-commerce website designed to sell our products directly to the end-user. We plan to implement a link exchange program with other recreational vehicle websites. We will initiate a pay-per-click advertising campaign focused primarily on recreational vehicle online chat forums. We believe that our advertising campaign could be our best source for attracting customers to our website.

We also have plans to do road shows where we will visit as many new and used RV dealers as possible to introduce our products to dealers across the United States. We would like to showcase our products in the parts department of as many RV dealers as possible. We may alter our advertising strategy based on the results we receive from trying different strategies.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 4278 S. Chegwidden Lane, Taylorsville, UT 84123, and our telephone number is (801) 674-3757. Office space is provided by our President, Christopher M. Day, at no cost. Mr. Day owns the property on which the Company’s principal executive office is located.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, there is no material pending legal proceeding to which we are a party or of which any of our property is the subject.

 ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is thinly traded on the OTC Bulletin Board system under the symbol “RVPL” since February 9, 2011.   There is a very limited trading market for our Common Stock. The range of high and low closing prices for the period from February 9, 2011 to April 30, 2011 is not available because we had extremely limited trading during the covered period. The only trading occurred during the covered period is 20,000 shares traded at $0.25 per share on April 12, 2011. The source of this information is OTC Bulletin Board website.  This quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Stock Option Grants

We have no common stock subject to outstanding options or warrants to purchase, or securities convertible into.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons. There is no common stock being or has been publicly proposed to be, publicly offered by us, the offering of which could have a material effect on the market price of our common stock.

Holders

As of July 29, 2011, we had a total of 49 holders of our common stock, including the 5,000,000 restricted shares owned by our President, Mr. Day.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of filing, we have no compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Results of Operations

We have not generated any revenue since inception. We have already incurred significant net losses of $59,692 for the period from inception to April 30, 2011. We anticipate continuing to incur losses in the foreseeable future.

Fiscal Year Ended April 30, 2011

For the fiscal year ended April 30, 2011, we did not generate any revenue. Total operating expenses for the period is $57,876, which results in a net loss of $57,876.  Our operating expenses for the period consisted of $55,192 in professional fees, $1,699 in related party professional fees, and $985 for general and administrative expenses.

For the Period from Inception (January 29, 2010) through April 30, 2011

For the Period from Inception (January 29, 2010) through April 30, 2011, we did not generate any revenue. Total operating expenses for the period is $59,692, which results in a net loss of $59,692. Our operating expenses for the period consisted of $56,442 in professional fees, $1,699 in related party professional fees, and $1,551 for general and administrative expenses.

Capital Resources and Liquidity

As of April 30, 2011 we had $12,757cash on hand.

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

Using an annualized figure of $12,400 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, transfer agent fee and EDGAR services), costs are approximately $1,033 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 12 months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RVPLUS INC.

April 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RVPLUS INC.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of RVPLUS INC., a development stage company, (the “Company”) as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended April 30, 2011, for the period from January 29, 2010 (inception) through April 30, 2010, and for the period from January 29, 2010 (inception) through April 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal year ended April 30, 2011, for the period from January 29, 2010 (inception) through April 30, 2010, and for the period from January 29, 2010 (inception) through April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at April 30, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
July 29, 2011

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	April 30, 2011	April 30, 2010

ASSETS
CURRENT ASSETS:
Cash	$12,757	$42,034

Total Current Assets	12,757	42,034

Total Assets	$12,757	$42,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$28,049	$1,250

Total Current Liabilities	28,049	1,250

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock: $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—

Common stock: $0.0001 par value; 200,000,000 shares authorized; 9,380,000 and 9,200,000 shares issued and outstanding, respectively	938	920
Additional paid-in capital	43,462	41,680
Deficit accumulated during the development stage	(59,692)	(1,816)

Total Stockholders' Equity (Deficit)	(15,292)	40,784

Total Liabilities and Stockholders' Equity (Deficit)	$12,757	$42,034

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statements of Operations

	For The Fiscal Year Ended April 30, 2011	For the Period from January 29, 2010 (inception) through April 30, 2010	For the Period from January 29, 2010 (inception) through April 30, 2011
OPERATING EXPENSES:
Professional fees	$55,192	$1,250	$55,192
Professional fees - related party	1,699	—	1,699
General and administrative expenses	985	566	985

Total operating expenses	57,876	1,816	57,876

LOSS BEFORE INCOME TAXES	(57,876)	(1,816)	(57,876)

INCOME TAX PROVISION	—	—	—

NET LOSS	$(57,876)	$(1,816)	$(57,876)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	9,340,544	5,461,580	8,566,580

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through April 30, 2011

	Common Stock, $0.0001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance, January 29, 2010 (Inception)	—	$—	$—	$—	$—

Issuance of common shares for incorporation expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2011	9,380,000	$938	$43,462	$(59,692)	$(15,292)

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

	For the Fiscal Year Ended April 30, 2011	For the Period from January 29, 2010 (inception) through April 30, 2010	For the Period from January 29, 2010 (inception) through April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,876)	$(1,816)	$(57,876)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporation expenses	—	500	500
Changes in operating assets and liabilities:
Accrued expenses	26,799	1,250	28,049

NET CASH USED IN OPERATING ACTIVITIES	(31,077)	(66)	(29,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,800	42,000	43,800
Capital contribution	—	100	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,800	42,100	43,900

NET CHANGE IN CASH	(29,277)	42,034	14,573

Cash at beginning of period	42,034	—

Cash at end of period	$12,757	$42,034	$14,573
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
April 30, 2011 and 2010
Notes to the Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; and the assumption that the Company is a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from these estimates.

Fair value of financial instruments measured on a recurring basis

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal year end

The Company elected April 30 as its fiscal year end upon its formation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b.  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding for the fiscal year ended April 30, 2011 or for the period from January 29, 2010 (inception) through April 30, 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $59,692 at April 30, 2011, a net loss of $57,876 and net cash used in operating activities of $31,077 for the fiscal year then ended, with no revenues earned during the period.

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

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

Capital contribution

In March, 2010, the majority stockholder of the Company contributed $100 as additional paid-capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Stock transfer agent services provided by a related party

A related party provided stock transfer agent services to the Company whereby the president of the Company is an officer.  The Company accrued expense of $1,699 and $0 for the stock transfer agent services to the related party for the fiscal year ended April 30, 2011 and for the period from January 29, 2010 (inception) through April 30, 2010, respectively.

NOTE 6 – INCOME TAXES

Deferred tax assets

At April 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $59,692 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $20,295 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $20,295.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $19,678 and 617 for the fiscal year ended April 30, 2011 and for the period from January 29, 2010 (inception) through April 30, 2010, respectively.

Components of deferred tax assets at April 30, 2011 and 2010 are as follows:

	April 30, 2011	April 30, 2010

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$20,295	$617

Less valuation allowance	(20,295)	(617)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended April 30, 2011	For the Period from January 29, 2010 (inception) through April 30, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2011.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

☐  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

☐  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

☐  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, Mr. Day concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of April 30, 2011.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these deficiencies. However, we will not be able to implement any remedial measures, such as appointing independent members on our board of directors, until we have sufficient fund to do so.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended April 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our officers and director as of April 31, 2011. Our executive officer is elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Christopher M. Day	25	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Director
Jeffrey G. Lynds	25	Treasurer, Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years:

Mr. Christopher M. Day, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Director.

Christopher M. Day was born in Salt Lake City, UT on January 27, 1986 and currently resides there. Mr. Day has had an active interest in entrepreneurism since a very young age. Mr. Day’s first business experience came at the age of 13 when he independently taught himself website creation and design. Mr. Day built websites and contracted with advertising agencies that had an online presence and successfully generated income through “pay-per-click” programs.

Mr. Day’s ambition of entrepreneurism encouraged him to attend the University of Utah beginning in 2004. Mr. Day achieved an Associate’s Degree in Applied Science in 2006 and obtained a Bachelor’s Degree of Science in Business Administration in 2008.

Commencing in 2006 Mr. Day began working full time at American Registrar & Transfer Co. as an account manager, while continuing with night classes at the University of Utah. Following his graduation in 2008 he was made Vice President of American Registrar & Transfer Co. Mr. Day is currently employed by American Registrar & Transfer Co. and devotes approximately 25-30 hours per week there.

Mr. Day’s responsibilities at American Registrar & Transfer Co. consist of certain day-to-day activities such as the original issue of stock certificates, transfer of pre-existing stock certificates, and providing services by request on behalf of the companies for which American Registrar & Transfer Co. acts as stock transfer agent. Since his appointment as Vice President, much of his focus has shifted to implementing compliance policies and procedures with regard to changes in regulation as well as dealing with issues arising with current technological changes within the industry. Furthermore, Mr. Day has also been actively redefining American Registrar & Transfer Co.’s strategic plan in light of economic conditions and regulatory changes.

Mr. Jeffrey G. Lynds , Treasurer, Secretary.

Mr. Jeffrey G. Lynds, Esq. was born July 11, 1986 in Melbourne, Florida.  As a teenager he relocated to Sandy, Utah and graduated from Alta High School in 2004.  Following high school he was awarded the New Century Scholarship, and chose to attend the University of Utah.  In just two years he received a Bachelor of Arts in Political Science.

After graduation, Mr. Lynds enrolled Villanova Law School and Business School located outside Philadelphia, Pennsylvania.  He has received his Juris Doctorate in 2010, and his Master in Business Adminstration in 2011.  Mr. Lynds is a member in good standing of both  the Pennsylvania  and New Jersey Bar Associations.

During his time at Villanova Mr. Lynds worked with NBA agent Andre Buck.  In 2010, Mr. Lynds officially joined Arete Sports Agency as Director of Basketball Operations and General Counsel.  In his time in the industry he has negotiated and modified playing contracts with various international teams, assisted in preparing clients for the NBA Draft, and developed processes for the company related to client recruiting and client development.

Mr. Lynds has been employed by the Company since our inception and also served as a director for a brief period of time, but resigned on February 25, 2010 (not as the result of any adverse circumstances with the company). Mr. Lynds currently serves as our Secretary and Treasurer.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Mr. Day has been the sole director since his appointment at the inception of the Company and will remain in office until the next annual meeting of our stockholders (or until a successor has been duly elected and qualified) or until he is removed in accordance with our bylaws. There are no agreements or understandings between Mr. Day and any other person pursuant to which Mr. Day was selected as a director or executive officer.

Family Relationships

There are no family relationships between our director and executive officer.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officer.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires every person who is directly or indirectly the beneficial owner of more than 10 percent of any class of any equity security (other than an exempted security) which is registered pursuant to Section 12, or who is a director or an officer of the issuer of such security, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2010.

Code of Ethics

We are in the process of finalizing our code of ethics and as of the filing of this report we have not adopted a Code of Ethics that is applicable to our Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended April 30, 2010 and April 30, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Christopher M. Day,	2010	$0	0	0	0	0	0	$0	$0
President,	2011	$0	0	0	0	0	0	$0	$0
Chief Executive Officer, Chief Financial Officer, Director

Jeffrey G. Lynds,	2010	$0	0	0	0	0	0	$0	$0
Treasurer, Secretary	2011	$0	0	0	0	0	0	$0	$0

Narrative Disclosure to Summary Compensation Table

For the year ended April 30, 2010 and April 30, 2011, Mr. Day received no annual compensation.

Outstanding Equity Awards at Fiscal Year-End Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table at the fiscal year-end on April 30, 2011.

Director Compensation

Our directors are permitted to receive fixed fees and other compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, Mr. Day,  in his capacity as a director. We currently do not have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.  We plan to develop such a policy in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 27, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Christopher M. Day, President, CEO, CFO, Director 4278 S. Chegwidden Lane Taylorsville, Utah 84123	5,000,000	53.3%

All Executive Officers and Directors as a group (1 person)	5,000,000	53.3%

(1) Based on 9,380,000 shares of common stock outstanding as of July 27, 2011

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Christopher M. Day, the sole member of our Board of Directors, is not independent using the definition of independence under the rules of the SEC. We have no independent directors nor have we formed any nominating, audit or compensation committees.

Related Transactions

Office space is provided by our President, Christopher M. Day, at no cost to us.  Mr. Day owns the property on which the Company’s principal executive office is located and does not charge us rent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Li & Company, PC

The following table shows the aggregate fees we paid for professional services provided to us by Li & Company, PC for 2011 and 2010:

	2011	2010
Audit Fees	$7,250	$5,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$7,250	$5,750

Audit Fees

For the fiscal years ended April 30, 2011 and 2010, we paid approximately $7,250 and $5,750, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended April 30, 2011 and 2010.

Tax Fees

For our fiscal years ended April 30, 2011 and 2010, we did not incur any tax fees for tax compliance, tax advice, and tax planning by Li & Company, PC.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended April 30, 2011 and 2010.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2011 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2010. However, all of the above services in 2010 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report.

1.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2011 and 2010
Consolidated Statements of Operations for the years ended April 30, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 30, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended April 30, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RVPLUS, INC.

By:	/s/ Christopher M. Day
Christopher M. Day
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Director
Dated:	July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher M. Day	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Director	July 29, 2011

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.2	By-Laws*
31.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an exhibit to the Form S-1 Registration Statement filed on August 11, 2010.
**Filed herewith.