Form 10-Q
period 2011-07-31
RVPlus Inc.
filed 2011-09-14
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________.

Commission File Number: 333-168768

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑No ☐

As of September 13, 2011, there were 9,380,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

RVPLUS, INC.
QUARTERLY REPORT ON FORM 10-Q
July 31, 2011

TABLE OF CONTENTS

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Balance Sheets as of July 31, 2011 (unaudited) and April 30, 2011	F-2

Statement of Operations for the three months ended July 31, 2011 (unaudited), for the period from January 29, 2010 (Inception) through July 31, 2010 (unaudited), and for the period from January 29, 2010 (Inception) through July 31, 2011(unaudited)
		F-3

	Statement of Operations for the three months ended July 31, 2011 (unaudited) and for the period from January 29, 2010 (Inception) through July 31, 2011 (unaudited)	F-4

	Statement of Stockholder’s Equity for the period from January 29, 2010 (Inception) through July 31, 2011 (unaudited)	F-5

Statement of Cash Flows for the three months ended July 31, 2011 (unaudited) , for the period January 29, 2010 (Inception) through July 31, 2010 (unaudited), and for the period from January 29, 2010 (Inception) through July 31, 2011(unaudited)
		F-6

	Notes to Financial Statements (Unaudited)	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	5

Item 4.	Controls and Procedures.	5

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.	6

Item 1A.	Risk Factors.	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	6

Item 3.	Defaults Upon Senior Securities.	6

Item 4.	(Removed and Reserved).	6

Item 5.	Other Information.	6

Item 6.	Exhibits.	6

	Signatures	7

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RVPLUS INC.

July 31, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at July 31, 2011 (Unaudited) and April 30, 2011	F-2

Statements of Operations for the Three Months Ended July 31, 2011 and 2010 and for the Period from January 29, 2010 (Inception) through July 31, 2011 (Unaudited)	F-3

Statement of Stockholders’ Deficit for the Period from January 29, 2010 (Inception) through July 31, 2011 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended July 31, 2011 and 2010 and for the Period from January 29, 2010 (Inception) through July 31, 2011 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	July 31, 2011	April 30, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$7,450	$12,757

Total Current Assets	7,450	12,757

Total Assets	$7,450	$12,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$28,640	$28,049

Total Current Liabilities	28,640	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized,;
none issued or outstanding	-	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
9,380,000 shares issued and outstanding	938	938
Additional paid-in capital	43,462	43,462
Deficit accumulated during the development stage	(65,590)	(59,692)

Total Stockholders' Deficit	(21,190)	(15,292)

Total Liabilities and Stockholders' Deficit	$7,450	$12,757

See accompanying notes to the financial statements

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

			For the Period from
	For the Three	For the Three	January 29, 2010
	Months Ended	Months Ended	(inception) through
	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$5,275	$6,075	$61,717
Professional fees - related party	590	684	2,289
General and administrative expenses	33	15	1,584

Total operating expenses	5,898	6,774	65,590

LOSS BEFORE INCOME TAXES	(5,898)	(6,774)	(65,590)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(5,898)	$(6,774)	$(65,590)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	9,380,000	9,223,472	8,703,080

See accompanying notes to the financial statements

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through July 31, 2011
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation
expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per
share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per
share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2011	9,380,000	938	43,462	(59,692)	(15,292)

Net loss				(5,898)	(5,898)

Balance, July 31, 2011	9,380,000	$938	$43,462	$(65,590)	$(21,190)

See accompanying notes to the financial statements

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	January 29, 2010
	Ended	Ended	(inception) through
	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,898))	$(6,774)	$(65,590)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporating expenses	-	-	500
Changes in operating assets and liabilities:
Accrued expenses	591	934	28,640

NET CASH USED IN OPERATING ACTIVITIES	(5,307)	(5,840)	(36,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,800	43,800
Capital contribution	-	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,800	43,900

NET CHANGE IN CASH	(5,307)	(4,040)	7,450

Cash at beginning of period	12,757	42,034	-

Cash at end of period	$7,450	$37,994	$7,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

RVPLUS INC.
(A Development Stage Company)
July 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

RVPLUS INC., a development stage company, (the “Company”), was incorporated on January 29, 2010 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to develop, manufacture and market products related to the recreational vehicle industry.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2011.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period..

The Company’s significant estimates include the fair value of financial instruments; income tax rate and valuation allowance of deferred tax assets; and the assumption that the Company is a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

It is not however practical to determine the fair value of advances from stockholders due to their related party nature.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period.

There were no potentially dilutive shares outstanding for the period ended July 31, 2011 or 2010.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $65,590 at July 31, 2011, a net loss of $5,898 and net cash used in operating activities of $5,307 for the interim period then ended, with no revenues earned during the period.

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

Stock transfer agent services provided by a related party

A related party provided stock transfer agent services to the Company whereby the president of the Company is an officer. The Company accrued expense of $590 and $684 for the stock transfer agent services to the related party for the interim period ended July 31, 2011 and 2010, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended July 31, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2011 and notes thereto.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Limited Operating History

We are a development stage company with very limited operating history and we have not generated any revenue since inception. We have no independent financial history and have not previously demonstrated that we will be able to generate revenue, make profits or expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

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

Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 3 to 4 months.

We do not have enough capital at this time to commence business operations or to plan a time frame for future operations. We do not have any additional financing lined up at this time and cannot begin to develop a plan for future operations unless we receives additional financing.

Results of Operations

We have not generated any revenue since inception. We have already incurred significant net losses of $65,590 for the period from inception to July 31, 2011. We anticipate continuing to incur losses in the foreseeable future.

Three months ended July 31, 2010 and July 31, 2011

For the three months ended July 31, 2011, we continued to not generate any revenue. Total operating expenses decreased by $876, or 13%, to $5,898, for the three months ended July 31, 2011 from $6,774 for the three months ended July 31, 2010. The decrease in the total operating expenses for the covered period was primarily due to the lowered cost of maintaining our company as a public company as opposed initially becoming a public company. The total operating expenses results in a net loss of $5,898 for the period ended July 31, 2011. Our operating expenses for the three months ended July 31, 2011, consisted of (i) $5,275 in professional fees, decreased by $800, or 13% from $6,075 for the three months ended July 31, 2010; (ii) $590 in related party professional fees, decreased by $94 or 14%, from $684 for the three months ended July 31, 2010; and (iii) $33 in general and administrative expenses, decreased by $18 or 55%, from $15 for the three months ended July 31, 2010.

Capital Resources and Liquidity

As of July 31, 2011 we had $7,450cash on hand.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 3 to4 months. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We currently have no full-time employees and two part-time of employees who serve as our management team. Currently, our two part-time employees, also our directors and executive officers, devote approximately 10 to 20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more.

We anticipate that depending on market conditions and our plan of operations, we may continue to incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the period ended July 31, 2011 and July 31, 2010.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to two materials weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended July 31, 2011. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed And Reserved).

Item 5. Other Information.

There were no reportable events under this item during the quarterly period ended July 31, 2011.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.
+Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RVPLUS, INC.

Date: September 14, 2011	By:	/s/ Christopher M. Day
Christopher M. Day
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.
+Furnished herewith.