Form 10-Q
period 2011-10-31
RVPlus Inc.
filed 2011-12-15
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of December 14, 2011, there were 9,380,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

RVPLUS, INC.
QUARTERLY REPORT ON FORM 10-Q
October 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RVPLUS INC.
October 31, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at October 31, 2011 (Unaudited) and April 30, 2011	F-2

Statements of Operations for the Six Months Ended October 31, 2011 and 2010 and for the Period from January 29, 2010 (Inception) through October 31, 2011 (Unaudited)	F-3

Statements of Operations for the Three Months Ended October 31, 2011 and 2010 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through October 31, 2011 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended October 31, 2011 and 2010 and for the Period from January 29, 2010 (Inception) through October 31, 2011 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7 to F-12

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	October 31, 2011	April 30, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,658	$12,757

Total Current Assets	6,658	12,757

Total Assets	$6,658	$12,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$29,496	$28,049

Total Current Liabilities	29,496	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized,;
none issued or outstanding	-	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
9,380,000 shares issued and outstanding	938	938
Additional paid-in capital	46,472	43,462
Deficit accumulated during the development stage	(70,248)	(59,692)

Total Stockholders' Deficit	(22,838)	(15,292)

Total Liabilities and Stockholders' Deficit	$6,658	$12,757

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	January 29, 2010
	Ended	Ended	(inception) through
	October 31, 2011	October 31, 2010	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$9,325	$23,298	$65,767
Professional fees - related party	1,171	944	2,870
General and administrative expenses	60	15	1,611

Total operating expenses	10,556	24,257	70,248

LOSS BEFORE INCOME TAXES	(10,556)	(24,257)	(70,248)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(10,556)	$(24,257)	$(70,248)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,380,000	9,301,736

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	October 31, 2011	October 31, 2010
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$4,050	$17,223
Professional fees - related party	581	260
General and administrative expenses	27	-

Total operating expenses	4,658	17,483

LOSS BEFORE INCOME TAXES	(4,658)	(17,483)

INCOME TAX PROVISION	-	-

NET LOSS	$(4,658)	$(17,483)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,380,000	9,380,000

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through October 31, 2011
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation
expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per
share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per
share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2011	9,380,000	938	43,462	(59,692)	(15,292)

Capital contribution			3,010		3,010

Net loss				(10,556)	(10,556)

Balance, October 31, 2011	9,380,000	$938	$46,472	$(70,248)	$(22,838)

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	January 29, 2010
	Ended	Ended	(inception) through
	October 31, 2011	October 31, 2010	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,556)	$(24,257)	$(70,248)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporating expenses	-	-	500
Changes in operating assets and liabilities:
Accrued expenses	1,447	17,410	29,496

NET CASH USED IN OPERATING ACTIVITIES	(9,109)	(6,847)	(40,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,800	43,800
Capital contribution	3,010	-	3,110

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,010	1,800	46,910

NET CHANGE IN CASH	(6,099)	(5,047)	6,658

Cash at beginning of period	12,757	42,034	-

Cash at end of period	$6,658	$36,987	$6,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
October 31, 2011 and 2010
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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company is a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended October 31, 2011 or 2010 pursuant to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive shares outstanding for the interim period ended October 31, 2011 or 2010.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Note 3 – going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage, a net loss and net cash used in operating activities for the interim period then ended, with no revenues earned since inception.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Three Hundred Million (300,000,000) shares of which One Hundred Million (100,000,000) shares shall be Preferred Stock, par value $0.0001 per share and Two Hundred Million (200,000,000) shares Common Stock, par value $0.0001 per share.

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

Capital contribution

In March 2010, the majority stockholder of the Company contributed $100 as additional paid-capital.

In October 2011, the majority stockholder of the Company contributed $3,010 as additional paid-capital.

Note 5 – related party transactions

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Stock transfer agent services provided by a related party

A related party provided stock transfer agent services to the Company whereby the president of the Company is an officer. The Company accrued expenses of $1,171 and $944 for the stock transfer agent services to the related party for the six months period ended October 31, 2011 and 2010, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended October 31, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2011 and notes thereto.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

We have not generated any revenue since inception. We have already incurred significant net losses of $70,248 for the period from inception to October 31, 2011. We anticipate continuing to incur losses in the foreseeable future.

Three months ended October 31, 2010 and October 31, 2011

For the three months ended October 31, 2011, we continued to not generate any revenue. Total operating expenses decreased by $12,825, or 73.4%, to $4,658, for the three months ended October 31, 2011 from $17,483 for the six months ended October 31, 2010. The decrease in the total operating expenses for the covered period was primarily due to the lowered cost of maintaining our company as a public company compared to initially becoming a public company. The total operating expenses results in a net loss of $4,658 for the period ended October 31, 2011. Our operating expenses for the three months ended October 31, 2011, consisted of (i) $4,050 in professional fees, decreased by $13,173, or 76.5% from $17,223 for the three months ended October 31, 2010; (ii) $581 in related party professional fees, increased by $321 or 123%, from $260 for the three months ended October 31, 2010; and (iii) $27 in general and administrative expenses, increased by $27, from $0 for the three months ended October 31, 2010.

Six months ended October 31, 2010 and October 31, 2011

For the six months ended October 31, 2011, we continued to not generate any revenue. Total operating expenses decreased by $13,701, or 56.48%, to $10,556, for the six months ended October 31, 2011 from $24,257 for the six months ended October 31, 2010. The total operating expenses results in a net loss of $10,556 for the six months ended October 31, 2011, compared with $24,257 net loss for the six months ended October 31, 2010, which mostly due to the decreased professional fees of 13,973.

Capital Resources and Liquidity

As of October 31, 2011 we had $6,658 cash on hand.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 3 to 4 months. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, or we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We currently have no full-time employees. We have two part-time of employees who serve as our management team. Currently, our two part-time employees, also our directors and executive officers, devote approximately 10 to 20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more.

We anticipate that we may continue to incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the period ended October 31, 2011 and July 31, 2010.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended October 31, 2011. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during our last fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed And Reserved).

Item 5. Other Information.

There were no reportable events under this item during the quarterly period ended October 31, 2011.

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

+Furnished herewith.
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

RVPLUS, INC.

Date: December 15, 2011	By:	/s/ Christopher M. Day
Christopher M. Day
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+Furnished herewith.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.