Form 10-Q
period 2012-01-31
RVPlus Inc.
filed 2012-03-16
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 15, 2012, there were 9,380,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

RVPLUS, INC.
QUARTERLY REPORT ON FORM 10-Q
January 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RVPLUS INC.

January 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at January 31, 2012 (Unaudited) and April 30, 2011	F-2

Statements of Operations for the Nine Months Ended January 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through January 31, 2012 (Unaudited)	F-3

Statements of Operations for the Three Months Ended January 31, 2012 and 2011 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through January 31, 2012 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended January 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through January 31, 2012 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7 - F-12

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	January 31, 2012	April 30, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,912	$12,757

Total Current Assets	2,912	12,757

Total Assets	$2,912	$12,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$30,850	$28,049

Total Current Liabilities	30,850	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized,;
none issued or outstanding	-	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
9,380,000 shares issued and outstanding	938	938
Additional paid-in capital	48,972	43,462
Deficit accumulated during the development stage	(77,848)	(59,692)

Total Stockholders' Deficit	(27,938)	(15,292)

Total Liabilities and Stockholders' Deficit	$2,912	$12,757

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011	For the Period from January 29, 2010 (inception) through January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$15,649	$28,827	$72,091
Professional fees - related party	1,657	1,150	3,356
General and administrative expenses	850	934	2,401

Total operating expenses	18,156	30,911	77,848

LOSS BEFORE INCOME TAXES	(18,156)	(30,911)	(77,848)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(18,156)	$(30,911)	$(77,848)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,380,000	9,296,138

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$6,324	$5,529
Professional fees - related party	486	206
General and administrative expenses	790	919

Total operating expenses	7,600	6,654

LOSS BEFORE INCOME TAXES	(7,600)	(6,654)

INCOME TAX PROVISION	-	-

NET LOSS	$(7,600)	$(6,654)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	9,380,000	9,380,000

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through January 31, 2012
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation
expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per
share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per
share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2011	9,380,000	938	43,462	(59,692)	(15,292)

Capital contribution			5,510		5,510

Net loss				(18,156)	(18,156)

Balance, January 31, 2012	9,380,000	$938	$48,972	$(77,848)	$(27,938)

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011	For the Period from January 29, 2010 (inception) through January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,156)	$(30,911)	$(77,848)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporating expenses	-	-	500
Changes in operating assets and liabilities:
Accrued expenses	2,801	1,250	30,850

NET CASH USED IN OPERATING ACTIVITIES	(15,355)	(29,661)	(46,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,800	43,800
Capital contribution	5,510	-	5,610

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,510	1,800	49,410

NET CHANGE IN CASH	(9,845)	(27,861)	2,912

Cash at beginning of period	12,757	42,034	-

Cash at end of period	$2,912	$14,173	$2,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
January 31, 2012 and 2011
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

RVPLUS, INC.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company is a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from these estimates.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended January 31, 2012 or 2011 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended January 31, 2012 or 2011.

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

●
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

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

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

In January 2012, the majority stockholder of the Company contributed $2,500 as additional paid-capital.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Stock Transfer Agent Services Provided by a Related Party

A related party provided stock transfer agent services to the Company whereby the president of the Company is an officer. The Company accrued expenses of $1,657 and $1,150 for the stock transfer agent services to the related party for the nine months period ended January 31, 2012 and 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended January 31, 2012. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2011 and notes thereto.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 1 month.

We do not have enough capital at this time to commence business operations or to plan a time frame for future operations. We do not have any additional financing lined up at this time and cannot begin to develop a plan for future operations unless we receives additional financing.

Results of Operations

We have not generated any revenue since inception. We have already incurred significant net losses of $77,848 for the period from inception to January 31, 2012. We anticipate continuing to incur losses in the foreseeable future.

Three months ended January 31, 2011 and January 31, 2012

For the three months ended January 31, 2012, we continued to not generate any revenue. Total operating expenses increased by $946, or 14.2%, to $7,600, for the three months ended January 31, 2011 from $6,654 for the three months ended January 31, 2011. The slight increase in the total operating expenses for the covered period was primarily due to the increased professional fees. The total operating expenses results in a net loss of $7,600 for the period ended January 31, 2012. Our operating expenses for the three months ended January 31, 2012, consisted of (i) $6,324 in professional fees, increased by $795, or 14.4% from $5,529 for the three months ended January 31, 2011; (ii) $486 in related party professional fees, increased by $280 or 135.9%, from $206 for the three months ended January 31, 2011; and (iii) $790 in general and administrative expenses, decreased by $129, from $919 for the three months ended January 31, 2011.

Nine months ended January 31, 2011 and January 31, 2012

For the nine months ended January 31, 2012, we continued to not generate any revenue. Total operating expenses decreased by $12,755, or 41.3%, to $18,156, for the nine months ended January 31, 2012 from $30,911 for the nine months ended January 31, 2011. The total operating expenses results in a net loss of $18,156 for the nine months ended January 31, 2012, compared with $30,911 net loss for the nine months ended January 31, 2011, which mostly due to the decreased professional fees of $15,649.

Capital Resources and Liquidity

As of January 31, 2012 we had $2,912 cash on hand.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. Using an annualized figure of $24,500 for our costs, including professional and legal services (e.g. bookkeeping, audit costs, attorney fees, advertising and EDGAR services), costs are approximately $2,040 a month. Given the amount of cash currently on hand, we expect our current cash reserves to last for 1 months. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, or we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended January 31, 2012 or 2011 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended January 31, 2012 or 2011.

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

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended January 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during our last fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The Company is not required to provide the information required by this item.

Item 5. Other Information.

There were no reportable events under this item during the quarterly period ended January 31, 2012.

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

RVPLUS, INC.

Date: March 16, 2012	By:	/s/ Christopher M. Day
Christopher M. Day
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+Furnished herewith.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.