Form 10-K
period 2012-04-30
RVPlus Inc.
filed 2012-08-13
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-168768

RVPLUS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-1986126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Congress Avenue
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(512) 650 1020 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 200,000,000shares, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none.

As of August 9, 2012, the registrant had 89,380,000 shares of common stock issued and outstanding.

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

Employees

We currently have one full-time employee and six  part-time employees who serve as our management team. Currently, our one full-time employee, also our Chairman for Board of Directors and the Chief Executive Officer, devotes approximately 80 to 90 hours per week and the part time employees, devotes 10 to 20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more.

Recent Development

Stock Purchase Agreement

On May 4, 2012, the “Company and Christopher M. Day, the Company’s Chief Executive Officer and Director (the “Seller”) signed a purchase agreement (the “Stock Purchase Agreement”) with KPD Partners LLC (the “Purchaser”), whereby the Purchaser purchased 5,000,000 shares of the Company’s common stock, representing 53.3% of the issued and outstanding common shares of the Company, for $300,000 (the “Purchase Price”) The Purchase Price was transferred to the Sellers on May 4, 2012 (the “Closing Date”).

Licensing Agreement

On May 4, 2012, the Company entered into a Licensing Agreement with DBS Distributors, Inc., ECCO2 Corp. (“ECCO2”), and Cary Lee Peterson (DBS Distributors, ECCO2, and Cary Lee Peterson collectively referred to as “the Licensor”), whereby the Company acquired a license to use certain trademarks and websites owned by ECCO2 (the “Licensing Agreement”). The Licensing Agreement shall remain in effect for as long as the Company continuously uses the license and complies with the terms of the Licensing Agreement.

As consideration for the license, the Company has agreed to issue the Licensor eighty million (80,000,000) shares of common stock, as well as a warrant entitling the Licensor to purchase up to eight million (8,000,000) shares of a yet to be designated series of preferred stock, at an exercise price of $0.25 per share. In addition, the Licensor reserves the right to demand a royalty payment of three percent (3%) on all net profits from product and service sales relating to the license, with such payment to be made quarterly by method of cash, common stock, and/or stock options from Licensee.

Plan for Change of Business Operation

In connection with the Share Purchase Agreement and Licensing Agreement, the Company plans to cease its operation of manufacturing of RV parts and change its business to manufacturing and distributing energy efficient transportation and facilities products in the second half of 2012. The Company also plans to change its name from RVPLUS, Inc, to ECCO2 Tech to reflect the plan for change of its operation.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 100 Congress Avenue, Suite 2000, Austin, Texas 78701, and our telephone number is (512) 650-1020. The property at this location is a shared office space leased by the Company at monthly base rental expenses of $400 and any additional fee for extra space upon request.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, there is no material pending legal proceeding to which we are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY MEASURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is thinly traded on the OTC Bulletin Board system under the symbol “RVPL” since February 9, 2011.   There is a very limited trading market for our Common Stock. The range of high and low closing prices for the period from February 9, 2011 to April 30, 2012 is not available because we had extremely limited trading during the covered period. The only trading occurred during the covered period is i) 20,000 shares traded at $0.25 per share on April 12, 2011, ii) 10,000 shares traded at $0.50 per share on June 18, 2012, iii) 27,950 shares traded at $0.25 per share on July 31, 2012, and iv) 15,000 shares traded at $0.05 per share on August 7, 2012.  The source of this information is OTC Bulletin Board website.  This quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

Holders

As of August 9, 2012, there were approximately 24 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.

Equity Compensation Plan Information

As of the date of filing, we have no equity compensation plans under which the Company’s equity securities are authorized for issuance.

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

Recent Development

Stock Purchase Agreement

On May 4, 2012, the “Company and Christopher M. Day, the Company’s Chief Executive Officer and Director (the “Seller”) signed a purchase agreement (the “Stock Purchase Agreement”) with KPD Partners LLC (the “Purchaser”), whereby the Purchaser purchased 5,000,000 shares of the Company’s common stock, representing 53.3% of the issued and outstanding common shares of the Company, for $300,000 (the “Purchase Price”) The Purchase Price was transferred to the Sellers on May 4, 2012 (the “Closing Date”).

Licensing Agreement

On May 4, 2012, the Company entered into a Licensing Agreement with DBS Distributors, Inc., ECCO2 Corp. (“ECCO2”), and Cary Lee Peterson (DBS Distributors, ECCO2, and Cary Lee Peterson collectively referred to as “the Licensor”), whereby the Company acquired a license to use certain trademarks and websites owned by ECCO2 (the “Licensing Agreement”). The Licensing Agreement shall remain in effect for as long as the Company continuously uses the license and complies with the terms of the Licensing Agreement.

As consideration for the license, the Company has agreed to issue the Licensor eighty million (80,000,000) shares of common stock, as well as a warrant entitling the Licensor to purchase up to eight million (8,000,000) shares of a yet to be designated series of preferred stock, at an exercise price of $0.25 per share. In addition, the Licensor reserves the right to demand a royalty payment of three percent (3%) on all net profits from product and service sales relating to the license, with such payment to be made quarterly by method of cash, common stock, and/or stock options from Licensee.

Plan for Change of Business Operation

In connection with the Share Purchase Agreement and Licensing Agreement, the Company plans to cease its operation of manufacturing of RV parts and change its business to manufacturing and distributing energy efficient transportation and facilities products in the second half of 2012. The Company also plans to change its name from RVPLUS, Inc, to ECCO2 Tech to reflect the plan for change of its operation.

Results of Operations

We have not generated any revenue since inception. We have already incurred significant net losses of $81,057 for the period from inception to April 30, 2012. We anticipate continuing to incur losses in the foreseeable future.

Fiscal Year Ended April 30, 2012 and 2011

For the fiscal year ended April 30, 2012 and 2011, we did not generate any revenue. Total operating expenses for the fiscal year ended April 30, 2012 and 2011 is $21,365 and $57,876, which results in a net loss of $21,365 and $57,876, respectively.  Our operating expenses the fiscal year ended April 30, 2012 consisted of $18,358 in professional fees, $2,107 in related party professional fees, and $900 for general and administrative expenses. Our operating expenses for the fiscal year ended April 30, 2011 consisted of $55,192 in professional fees, $1,699 in related party professional fees, and $985 for general and administrative expenses.

For the Period from Inception (January 29, 2010) through April 30, 2012

For the Period from Inception (January 29, 2010) through April 30, 2012, we did not generate any revenue. Total operating expenses for the period is $81,057, which results in a net loss of $81,057. Our operating expenses for the period consisted of $74,800 in professional fees, $3,806 in related party professional fees, and $2,451 for general and administrative expenses.

Capital Resources and Liquidity

As of April 30, 2012 we had $1,313 cash on hand.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

(A Development Stage Company)

April 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RVPLUS INC.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of RVPLUS INC., a development stage company, (the “Company”) as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from January 29, 2010 (inception) through April 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended, and for the period from January 29, 2010 (inception) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
August 13, 2012

RVPLUS INC.
( A Development Stage Company)
Balance Sheets

	April 30, 2012	April 30, 2011

ASSETS
CURRENT ASSETS:
Cash	$1,313	$12,757

Total Current Assets	1,313	12,757

Total Assets	$1,313	$12,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$32,460	$28,049

Total Current Liabilities	32,460	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized;
none issued or outstanding	-	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
9,380,000 shares issued and outstanding	938	938
Additional paid-in capital	48,972	43,462
Deficit accumulated during the development stage	(81,057)	(59,692)

Total Stockholders' Deficit	(31,147)	(15,292)

Total Liabilities and Stockholders' Deficit	$1,313	$12,757

See accompanying notes to the financial statements

RVPLUS INC.
( A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	January 29, 2010
	Ended	Ended	(inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

OPERATING EXPENSES:
Professional fees	$18,358	$55,192	$74,800
Professional fees - related party	2,107	1,699	3,806
General and administrative expenses	900	985	2,451

Total operating expenses	21,365	57,876	81,057

LOSS BEFORE INCOME TAXES	(21,365)	(57,876)	(81,057)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(21,365)	$(57,876)	$(81,057)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	9,380,000	9,340,544

See accompanying notes to the financial statements

RVPLUS INC.
( A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through April 30, 2012

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation
expenses at $0.0001 per share upon formation	5,000,000	500			500

Issuance of common shares for cash at $0.01 per
share on April 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2010	9,200,000	920	41,680	(1,816)	40,784

Issuance of common shares for cash at $0.01 per
share on July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2011	9,380,000	938	43,462	(59,692)	(15,292)

Capital contribution			5,510		5,510

Net loss				(21,365)	(21,365)

Balance, April 30, 2012	9,380,000	$938	$48,972	$(81,057)	$(31,147)

See accompanying notes to the financial statements

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	January 29, 2010
	Ended	Ended	(inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,365)	$(57,876)	$(81,057)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporating expenses	-	-	500
Changes in operating assets and liabilities:
Accrued expenses	4,411	26,799	32,460

NET CASH USED IN OPERATING ACTIVITIES	(16,954)	(31,077)	(48,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,800	43,800
Capital contribution	5,510	-	5,610

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,510	1,800	49,410

NET CHANGE IN CASH	(11,444)	(29,277)	1,313

Cash at beginning of period	12,757	42,034	-

Cash at end of period	$1,313	$12,757	$1,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

RVPLUS INC.
(A Development Stage Company)
April 30, 2012 and 2011
Notes to the Financial Statements

Note 1 - Organization

RVPLUS, INC.

RVPLUS INC. (the “Company”) was incorporated on January 29, 2010 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to develop, manufacture and market products related to the recreational vehicle industry.

Change in Control

On May 4, 2012, a Stock Purchase Agreement (the “SPA”) by the Company’s then chief executive officer and Director Christopher M. Day, the Company and KPD Partners LLC (the “KPD”) was executed and a closing was held under the SPA.  Pursuant to the SPA (i) KPD purchased an aggregate of 5,000,000 shares of the Company’s common stock, representing 53.3% of the issued and outstanding common shares of the Company, for $300,000 (ii) Christopher M. Day submitted to the Company a resignation letter pursuant to which he resigned from his positions as the Company’s President, CEO, CFO and director of the company; Jeff Lynd submitted to the Company a resignation letter pursuant to which he resigned from his positions as the company’s treasurer and secretary; and (iii) the Company’s Board of Directors (the “Board”) appointed Cary Lee Peterson to serve as the chief executive officer and as the sole director, as well as appointed James Bledsoe to serve as the chief operating officer, effective immediately at the closing of the SPA.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended April 30, 2012 or 2011.

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

There were no potentially dilutive shares outstanding for the fiscal year ended April 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock Transfer Agent Services Provided By A Related Party

A related party provided stock transfer agent services to the Company whereby the president of the Company is an officer. The Company incurred expenses of $2,107 and $1,699 for the stock transfer agent services to the related party for the fiscal year ended April 30, 2012 and 2011, respectively.

Note 6 – Income Tax Provision

Deferred Tax Assets

At April 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $81,057 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $27,559 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $7,264 and $19,678 for the fiscal year ended April 30, 2012 and 2011, respectively.

Components of deferred tax assets at April 30, 2012 and 2011 are as follows:

	April 30, 2012	April 30, 2011

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$27,559	$20,295

Less valuation allowance	(27,559)	(20,295)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements Of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended April 30, 2012	For the Fiscal Year Ended April 30, 2011
Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the certain reportable subsequent events needed to be disclosed as follows:

Entry into Stock Purchase Agreement

On May 4, 2012, the Company and Christopher M. Day, the Company’s then chief executive officer and director (the “seller”) signed a stock purchase agreement (the “SPA”) with KPD Partners LLC (the “Purchaser”), whereby the Purchaser purchased 5,000,000 shares of the Company’s common stock, representing 53.3% of the issued and outstanding common shares of the Company, for $300,000 (the “purchase price”).  The purchase price was transferred to the Sellers on May 4, 2012 (the “Closing Date”).

Entry into Licensing Agreement

On May 4, 2012, the Company entered into a Licensing Agreement with DBS Distributors, Inc., ECCO2 Corp. (“ECCO2”), and Cary Lee Peterson (DBS Distributors, ECCO2, and Cary Lee Peterson collectively referred to as “the Licensor”), whereby the Company acquired a license to use certain trademarks and websites owned by ECCO2 (the “Licensing Agreement”). The Licensing Agreement shall remain in effect for as long as the Company continuously uses the license and complies with the terms of the Licensing Agreement.

As consideration for the license, the Company has agreed to issue the Licensor eighty million (80,000,000) shares of common stock, as well as a warrant entitling the Licensor to purchase up to eight million (8,000,000) shares of a yet to be designated series of preferred stock, at an exercise price of $0.25 per share. In addition, the Licensor reserves the right to demand a royalty payment of three percent (3%) on all net profits from product and service sales relating to the license, with such payment to be made quarterly by method of cash, common stock, and/or stock options from Licensee.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2012 due to the material weakness identified below.

Management's Annual Report on Internal Control over Financial Reporting.

As of April 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer who also serves as our principal accounting officer, Mr. Peterson concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended April 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our officers and director. Our executive officer is elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Cary Lee Peterson (1)	32	Chief Executive Officer and Director
James Bledsoe (5)	57	Chief Operating Officer

(1)	On May 4, 2012 concurrently with the closing of the Stock Purchase Agreement, Cary Lee Peterson was appointed as our Chief Executive Officer and the sole director.
(2)	On May 4, 2012 concurrently with the closing of the Stock Purchase Agreement, James Bledsoe was appointed as our Chief Operating Officer.

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years:

Cary Lee Peterson, Chief Executive and Director

Mr. Peterson is formerly an account executive for the Star Tribune, a subsidiary of Cowles Media (acquired by McClatchy Publishing in 1999) and later worked as an account manager for Conseco Finance (2002). In 2003, Mr. Peterson worked as regional account manager for Unique Screen Media (a subsidiary of Cinedigm). Mr. Peterson has over ten years experience in financial services and business finance, working as a consultant and financial advisor for asset management, venture capital, investment banking, franchising, and private equity investments that specialized in wealth management, international banking, and asset protection. Cary attended MCTC and National American University, majoring in computer science and a minor in economics.

Mr. Peterson was nominated as a delegate for the United Nations Framework for Convention Climate Control (UNFCCC) in September 2010 and currently is a board director for the Center for Climate Change and Environmental Studies, an observer organization that is an affiliate partner of the United Nations Environment Programme, the United Nations Development Programme, United Nations Framework for Convention Climate Control, and the World Meteorological Organization.

Mr. Peterson is currently President-Chairman of the board for DBS Distributors, in addition to President-Chairman for ECCO2 Corp and ECCO2 Haiti Foundation, the not-for-profit sister companies of DBS Distributors that handles consulting, project development and fulfillment for carbon industries and economic development and is an admitted non-governmental organization for United Nations Department of Economic Social Affairs .

James (Jim) Bledsoe, Chief Operating Officer

Jim Bledsoe spent 20 years in progressively increasing roles at FedEx, starting as a part time hourly employee while in college and promoted through the ranks to managing director. In 1995, he was recruited to run one of the early pioneers in online commerce, Shoppers Express, a company that created the market for online ordering and delivery of groceries and pharmaceuticals.  Jim later worked as vice president of operations for the Mid- Atlantic regions, Pulte Homes, the US’s largest residential homebuilder ($8 billion in revenue, 38,000 homes per year). In addition to P&L, his responsibilities included strategic marketing, supply chain/leveraged purchasing, product development (architecture), business systems, process improvement and customer satisfaction. His involvement in architecting the company’s Top Gun and Homeowner for Life programs led to many markets taking top prize in the annual JD Power evaluations.  Since 2000, Jim has done consulting work, become COO of two companies, launching an innovative “green build” company, HercuBuild Incorporated. He has been chairman of the board for March of Dimes and has been actively involved in fund-raising committees for the ALS Association. Mr. Bledsoe coaches and mentors college students and professionals seeking career navigation. Jim graduated from Memphis State University with a bachelor’s degree in business administration, majoring in accounting.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Mr. Peterson has been the sole director since the Stock Purchase Agreement and will remain in office until the next annual meeting of our stockholders (or until a successor has been duly elected and qualified) or until he is removed in accordance with our bylaws. There are no agreements or understandings between Mr. Peterson and any other person pursuant to which Mr. Peterson was selected as a director or executive officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended April 30, 2011 and April 30, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Christopher M. Day (1)	2012	$0	0	0	0	0	0	$0	$0
Former President, Former Chief Executive Officer, Former Chief Financial Officer, Former Director	2011	$0	0	0	0	0	0	$0	$0

Cary Lee Peterson(2)	2012	$0	0	0	0	0	0	$0	$0
Chief Executive Officer and Director	2011	$0	0	0	0	0	0	$0	$0

James Bledsoe(3)	2012	$0	0	0	0	0	0	$0	$0
Chief Operating Officer	2011	$0	0	0	0	0	0	$0	$0

(1)
On May 4, 2012, concurrently with the closing of the Stock Purchase Agreement, Christopher M. Day, submitted to the Company a resignation letter pursuant to which he resigned from his positions as the Company’s President, Chief Executive Officer, Chief Financial Officer and director of the Company.

(2)
On May 4, 2012 concurrently with the closing of the Stock Purchase Agreement, Jeff Lynd submitted to the Company a resignation letter pursuant to which he resigned from his positions as the Company’s Treasurer and Secretary.

(3)	On May 4, 2012 concurrently with the closing of the Stock Purchase Agreement, Cary Lee Peterson was appointed as our Chief Executive Officer and the sole director.

Narrative Disclosure to Summary Compensation Table

For the year ended April 30, 2011 and April 30, 2012, none of the name officers received any annual compensation.

Outstanding Equity Awards at Fiscal Year-End Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table at the fiscal year-end on April 30, 2012.

Director Compensation

Our directors are permitted to receive fixed fees and other compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to any of our directors. We currently do not have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.  We plan to develop such a policy in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 9, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Cary Lee Peterson (2) CEO, Director 848 N. Rainbow Blvd #3419, ., Las Vegas, NV 89107	85,000,000	95.10%
All officers and directors as a group (1 persons)	85,000,000	95.10%

5% Security Holders
DBS Distributors, Inc. (3) 1000 Congress Ave, Suite 2000, Austin, TX 78701	80,000,000	89.51%
KPD Partners, LLC (4) 1000 Congress Ave, Suite 2000, Austin, TX 78701	5,000,000	5.59%

(1) Based on 89,380,000 shares of common stock outstanding as of August 9, 2012.
(2) Includes 80,000,000 shares of common stock held by DBS Distributors, Inc. and 5,000,000 shares of common stock held by KPD Partners, LLC. Mr. Peterson is the Chairman and President of DBS Distributors, Inc. and has voting and dispositive control over the securities held by it. Mr. Peterson is the sole and managing member of KPD Partners, LLC and has voting and dispositive control over the securities held by it.
(3) Mr. Peterson is the Chairman and President of DBS Distributors, Inc. and has voting and dispositive control over the securities held by it.
(4) Mr. Peterson is the sole and managing member of KPD Partners, LLC and has voting and dispositive control over the securities held by it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Mr. Peterson, the sole member of our Board of Directors, is not independent using the definition of independence under the rules of the SEC. We have no independent directors nor have we formed any nominating, audit or compensation committees.

Related Transactions

The following sets forth a summary of transactions since the beginning of the fiscal year of 2011, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or or one percent of the average of the Company’s total assets at the year-end for 2011 and 2010 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

As of May 4, 2012, our office space is provided by our former President, Christopher M. Day, at no cost to us.  Mr. Day owns the property on which the Company’s principal executive office is located and does not charge us rent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Li & Company, PC

The following table shows the aggregate fees we paid for professional services provided to us by Li & Company, PC for 2012 and 2011:

	2012	2011
Audit Fees	$7,500	$7,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$7,500	$7,250

Audit Fees

For the fiscal years ended April 30, 2012 and 2011, we paid approximately $7,500 and $7,250, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended April 30, 2012 and 2011.

Tax Fees

For our fiscal years ended April 30, 2012 and 2011, we did not incur any tax fees for tax compliance, tax advice, and tax planning by Li & Company, PC.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended April 30, 2012 and 2011.

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

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2012 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2012. However, all of the above services in 2012 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report.

1.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2012 and 2011
Consolidated Statements of Operations for the years ended April 30, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 30, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended April 30, 2012 and 2011
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

RVPLUS, INC.

By:	//s/ Cary Lee Peterson
Cary Lee Peterson Chief Executive Officer Principal Executive Officer, Principal Financial and Accounting Officer

Dated:	August 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

//s/ Cary Lee Peterson	Chief Executive Officer, Principal Executive Officer, Principal Financial and Accounting Officer, and Director	August 13, 2012

//s/ James Bledsoe	Chief Operating Officer	August 13, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation
3.2*	By-Laws
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed as an exhibit to the Registration Statement on Form S-1 filed on August 11, 2010.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.