Form 10-Q
period 2012-07-31
RVPlus Inc.
filed 2012-10-03
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________.

Commission File Number: 333-168768

RVPLUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1986126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Plaza 5, 25 th Floor, Harborside Financial Center Jersey City, NJ	07311
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 815-2220
Not applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of September 7, 2012, there were 99,630,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

RVPLUS, INC.
QUARTERLY REPORT ON FORM 10-Q
May 1, 2012 - July 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RVPLUS INC.

May 1, 2012 - July 31, 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at July 31, 2012 (Unaudited) and April 30, 2012	F-2

Statements of Operations for the Period from January 29, 2010 (Inception) through July 31, 2012 (Unaudited)	F-3

Statements of Operations for the Three Months Ended July 31, 2012 and 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through July 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended July 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through July 31, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 - F-11

RVPLUS INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$9,912	$12,757
Other Assets
Trademark	2,000,000	-

Total Assets	$2,009,912	127,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$30,850	$28,049
Subscription payable	7,000

Total Liabilities	37,850	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized;
none issued or outstanding	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
Issued and outstanding:
9,380,000 as at April 30, 2012
89,380,000 as at July 31, 2012	8938	938

Additional paid-in capital	2,040,972	43,462
Deficit accumulated during the development stage	(77,848)	(59,692)

Total Stockholders' Deficit	1,972,062	(15,292)

Total Liabilities and Stockholders' Deficit	$2,009,912	12,757

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period
			from Inception
	For the Three Months Ended		(Jan. 29, 2010)
	July 31,		through July 31,
	2012	2011	2012
REVENUE

Sales	$-	$-	$-

OPERATING EXPENSES:
Professional fees	$15,649	$5,275	$72,091
Professional fees - related party	1,657	590	3,356
General and administrative expenses	850	33	2,401

Total operating expenses	18,156	5,898	77,848

LOSS BEFORE INCOME TAXES	(18,156)	(5,898)	(77,848)

INCOME TAX PROVISION	-	-	-

NET LOSS	(18,156)	(5,898)	(77,848)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	(0.00)	(0.00)

Weighted average common shares outstanding
- basic and diluted	88,503,288	9,380,000

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from July 31, 2011 through July 31, 2012
(Unaudited)
				Deficit
	Common Stock			Accumulated
	$0.0001 Par Value		Additional	during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, January 29, 2010	-	$-	$-	$-	$-
(Inception)
Issuance of common shares for
incorporation expenses at
$0.001 per share	5,000,000	500			500
Issuance of common shares for cash
at $0.01 per share Apr. 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816)

Balance, April 30, 2012	9,200,000	$920	$41,680	$(1,816)	$40,784

Issuance of common shares for cash
at $0.01 per share July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2012	9,380,000	$938	$43,462	$(59,692)	$(15,292)

Capital contribution			5,510		5,510

Issuance of 80,000,000 common
shares May 4, 2012 at
$0.25 per share	80,000,000	8,000	1,992,000		2,000,000

Net loss				(18,156)	(18,156)

Balance, July 31, 2012	89,380,000	$8,938	$2,040,972	(77,848)	$1,972,062

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from Inception
	For the Three Months Ended		(Jan. 29, 2010)
	July 31,		through July 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss	$(18,156)	$(5,898)	$(70,848)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporating expenses	-	-	500
Changes in operating assets and liabilities:
Accrued expenses	2,801	591	30,850
Subscription Payable	7,000

Net Cash Used In Operating Activities	(8,355)	(5,307)	(39,498)

Cash flows from Financing Activities
Proceeds from sale of common stock	-		43,800
Capital contribution	5,510	-	5,610

Net Cash Provided by Financing Activities	5,510		49,410

Net Change in Cash	(2,845)	(5,307)	9,912

Cash at beginning of period	12,757	12,757	-

Cash at end of period	$9,912	$7,450	$9,912

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

RVPLUS INC.
May 1, 2012 - July 31, 2012
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

RVPLUS, INC.

RVPLUS INC., (the “Company”), was incorporated on January 29, 2010 under the laws of the State of Delaware. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to develop, manufacture and market products related to the recreational vehicle industry.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended July 31, 2012 or 2011 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended July 31, 2012 or 2011.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income” (“ASU 2011-05”), which   was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

On May 4, 2012, the Company issued 80,000,000 shares of its common stock at $0.25 per share  for the purchase of a trademark.

On May 15, 2012, the Company received a subscription for 28,000 shares of its common stock in a private placement at $0.25 per share to one individual for $7,000.

Capital Contribution

In March 2010, the majority stockholder of the Company contributed $100 as additional paid-capital.

In October 2011, the majority stockholder of the Company contributed $3,010 as additional paid-capital.

In January 2012, the majority stockholder of the Company contributed $2,500 as additional paid-capital.

Note 5 – Related Party Transactions

Paid Office Space

Our principal executive office is located at 100 Congress Avenue, Suite 2000, Austin, Texas 78701, and our telephone number is (512) 650-1020. The property at this location is a shared office space leased by the Company at monthly base rental expenses of $400 and any additional fee for extra space upon request.

The Company recently filed a Form-8K report on August 21, 2012 stating that the Company has relocated primary office from Austin, Texas to a rental office space in Jersey City New Jersey, in efforts to be closer to United Nations headquarters in New York City and legal, accounting, banking, production, logistical partners that the Company does business with on a regular basis.

Stock Transfer Agent Services Provided by a Related Party

A related party provided stock transfer agent services to the Company, the president of the Company. The Company accrued expenses of $1,657 and $1,150 for stock transfer agent services to the related party for the nine months ended July 31, 2012 and 2011, respectively.

Stock  Sale

On April 25, 2012, the former president of the Company, Christopher Day, sold 5,000,000 shares of the Company representing 53% of the issued and outstanding common shares of the Company to KDP Partners, a company controlled by an officer of the Company.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued, September 28, 2012, to determine if they must be reported.

On September 7, 2012 the Company issued 9,930,000 shares of common stock to five creditors in settlement of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended July 31, 2012. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2012 and notes thereto.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Limited Operating History

We are a development stage company with very limited operating history and have generated a low amount of revenue since inception. We have no independent financial history and have not previously demonstrated that we will be able to generate revenue, make profits or expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Plan of Operations

Our plan of business is to raise capital to further research and development, manufacturing, distribution, staffing, and marketing a number of late-stage sustainable clean technologies and patents that enable energy efficiency, carbon-emissions reduction, and enhancements to agriculture and environment (“ECCO2 Products”), which includes the following:

(a)	Chemicals and allied products (SIC Code: 2800) that are used for refrigeration and air conditioning systems within transport or facilities,
(b)	Sustainable filters that work with fossil fueled generators and motors, which reduce energy consumption and/or carbon-emissions due to a lower frequency for replacement.
(c)	Energystar.Gov approved appliances, electronics, and construction materials used for commercial and residential buildings

We plan to sell ECCO2 products made by other manufacturers through commercial and government purchase agreements. Many of these agreements will be supported by financial aid grant and loan programs associated with United Nations, affiliate partners for United Nations, and private charitable trust funds and lenders.

The purchase agreements will be followed by incremental billing to customer for partial shipments over the duration of the agreement, which occur on a weekly or monthly basis. This method allows the company to factor the commercial invoices to the customers and opens potential opportunities for asset based lending and middle-market financing through use of the asset value of the accounts receivable related to any purchase agreement entered with any customer possessing credit worthiness, bonding, credit insurance, or a promissory note for guarantee of payment from a bank or financial institution.

Results of Operations

We have generated no revenue since inception.   We have already incurred significant net losses of $77,848 for the period from inception to July 31, 2012.

Three months ended July 31, 2011 and July 31, 2012

For the three months ended July 31, 2012, we generated no revenue. Total operating expenses were $5,898, for the three months ended July 31, 2011 from $18,156 for the three months ended July 31, 2012. The slight increase in the total operating expenses for the covered period was primarily due to the increased professional fees. The total operating expenses results in a net loss of $18,156 for the period ended July 31, 2012. Our operating expenses for the three months ended July 31, 2012, consisted of (i) $15,649 in professional fees, which is compared to $5,275 for the three months ended July 31, 2011; (ii) we had $1,657 in related party professional fees for the three months ended July 31, 2012, which is compared to $590 for the three months ended July 31, 2011; and (iii) we had $850 in general and administrative expenses for the three month period ended July 31, 2012, which is compared to $33 for the three months ended July 31, 2011.

Capital Resources and Liquidity

As of July 31, 2012 we had $9,912 cash on hand.

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

We currently have one full-time employee and four  part-time employees who serve as our management team. Currently, our one full-time employee, also our Chairman for Board of Directors and the Chief Executive Officer, devotes approximately 80 to 90 hours per week and the part time employees, devotes 10 to 20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more. These employees are Board Directors and do not include any consultant, board advisor, contractor, or affiliate to the Company.

We do not anticipate that we will continue to incur operating losses in the foreseeable future. Therefore, our auditors have changed the raised doubt about our ability to continue as a going concern to a lower risk than declared in previous reports filed with SEC.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended July 31, 2012 or 2011 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended July 31, 2012 or 2011.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended July 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during our last fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

There were no reportable events under this item during the quarterly period ended July 31, 2012.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

33.1	Form 8-K Entry into Material Definitive Agreement and Change of Company Address filed August 21, 2012

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

RVPLUS, INC.

Date: October 3, 2012	By:	/s/ Cary Lee Peterson
Cary Lee Peterson
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

33.1	Form 8-K Entry into Material Definitive Agreement and Change of Company Address filed August 21, 2012

+Furnished herewith.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.