Form 10-Q/A
period 2012-10-18
RVPlus Inc.
filed 2012-10-19
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

RVPlus, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended July 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 3, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS                                  XBRL Instance Document
101.SCH                                 XBRL Taxonomy Schema
101.CAL                                XBRL Taxonomy Calculation Linkbase
101.DEF                                 XBRL Taxonomy Definition Linkbase
101.LAB                                XBRL Taxonomy Label Linkbase
101.PRE                                 XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**                          XBRL Instance Document
101.SCH**                         XBRL Taxonomy Schema
101.CAL**                         XBRL Taxonomy Calculation Linkbase
101.DEF**                          XBRL Taxonomy Definition Linkbase
101.LAB**                         XBRL Taxonomy Label Linkbase
101.PRE**                          XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.
*Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended July 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 3, 2012.
**Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RVPLUS, INC.

Date: October 18, 2012	By:	/s/ Cary Lee Peterson
Cary Lee Peterson
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer