Form 10-Q
period 2012-10-31
RVPlus Inc.
filed 2012-12-21
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

As of December 19, 2012, there were 119,560,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

RVPLUS, INC.
QUARTERLY REPORT ON FORM 10-Q
August 1, 2012 - October 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RVPLUS INC.

August 1, 2012 - October 31, 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at October 31, 2012 (Unaudited) and April 30, 2012	F-2

Statements of Operations for the Period from January 29, 2010 (Inception) through October 31, 2012 (Unaudited)

Statements of Operations for the Three Months Ended October 31, 2012 and 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through October 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended October 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through October 31, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 - F-10

RVPLUS INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$7,620	$12,757
Other Assets
Accounts Receivable (Short-term)	8,653,846	-

Total Assets	$8,661,466	127,457

LIABILITIES AND STOCKHOLDERS' DEFICIT/EQUITY
Current Liabilities
Accrued expenses	$297,117	$28,049
Subscription payable

Total Liabilities	297,117	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized;
none issued or outstanding	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
Issued and outstanding:
9,380,000 as at April 30, 2012
99,630,000 as at October 31, 2012	9963	938

Additional paid-in capital	0	43,462
Deficit accumulated during the development stage	(297,117)	(59,692)

Total Stockholders' Deficit	(287,154)	(15,292)

Total Liabilities and Stockholders' Deficit	$9.963	12,757

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2012	2011
REVENUE

Sales	$-	$-

OPERATING EXPENSES:
Professional fees	$177,238	$4,050
Professional fees - related party	425	581
General and administrative expenses	119,454	27

Total operating expenses	297,117	4,658

LOSS BEFORE INCOME TAXES	(297,117)	(4,658)

INCOME TAX PROVISION	-	-

NET LOSS	(297,117)	(4,658)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	(0.00)	(0.00)

Weighted average common shares outstanding
- basic and diluted	99,630,000	9,380,000

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from October 31, 2011 through October 31, 2012
(Unaudited)

				Deficit
	Common Stock			Accumulated	Total
	$0.0001 Par Value		Additional	during the	Stockholders'
	Number of		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, January 29, 2010	-	$-	$-	$-	$-
(Inception)
Issuance of common shares for incorporation expenses at $0.001 per share	5,000,000	500			500
Issuance of common shares for cash at $0.01 per share Apr. 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816

Balance, April 30, 2012	9,200,000	$920	$41,680	$(1,816)	$40,784

Issuance of common shares for cash at $0.01 per share July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2012	9,380,000	$938	$43,462	$(59,692)	$(15,292)

Capital contribution			5,510		5,510

Issuance of 80,000,000 common shares May 4, 2012 at $0.25 per share	80,000,000	8,000	1,992,000		2,000,000

Issuance of 9,930,000 common shares September 7, 2012 for settlement of debt	9,930,000	9,930	443,070		453,000
Net loss				(297,117)	(297,117)

Balance, October 31, 2012	99,630,000	$17,963	$2,484,042	(356,809)	$2,127,945

See accompanying notes to the financial statements.

RVPLUS INC.
( A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(297,117)	$(10,556)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for incorporating expenses	-	-
Changes in operating assets and liabilities:
Accrued expenses	1,447	591
Subscription Payable	7,000

Net Cash Used In Operating Activities	(8,355)	(9,109)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Capital contribution	-	3010
	-	-
Net Cash Provided by Financing Activities	-	3010

Net Change in Cash	-	(6,099)

Cash at beginning of period	9,912	12,757

Cash at end of period	$7,620	$12,757

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

RVPLUS INC.
August 1, 2012 - October 31, 2012
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended October 31, 2012 or 2011 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended October 31, 2012 or 2011.

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

The Company filed a Form-8K report on August 21, 2012 stating that the Company has relocated primary office from Austin, Texas to a rental office space in Jersey City New Jersey, in efforts to be closer to United Nations headquarters in New York City and legal, accounting, banking, production, logistical partners that the Company does business with on a regular basis.

Stock Transfer Agent Services Provided by a Related Party

A related party provided stock transfer agent services to the Company, the president of the Company. The Company accrued expenses of $425 for stock transfer agent services to the related party for the nine months ended October 31, 2012 and 2011, respectively.

Stock  Sale

On April 25, 2012, the former president of the Company, Christopher Day, sold 5,000,000 shares of the Company representing 53% of the issued and outstanding common shares of the Company to KDP Partners, a company controlled by an officer of the Company.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued, December 19, 2012, to determine if they must be reported.

On December 19, 2012 the Company issued 19,930,000 shares of common stock to five parties, who collectively provided professional services to Company by non-cash service agreement(s) entered on June 15, 2012.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended October 31, 2012. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2012 and notes thereto.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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
(c)	Energystar.Gov approved appliances, electronics, and construction materials used for commercial and residential buildings

The company sells ECCO2 (“Environmental Control of Carbon Dioxide”) products made by other manufacturers through commercial and government purchase agreements. Many of these agreements will be supported by financial aid grant and loan programs associated with United Nations, affiliate partners for United Nations, and private charitable trust funds and lenders.

The service and purchase agreements will be followed by incremental invoicing to customers for services rendered and partial product shipments over the duration of the material agreement, which occur on a weekly or monthly basis. This method allows the company to factor the commercial invoices to the customers and opens potential opportunities for asset based lending and middle-market financing through use of the asset value of the accounts receivable related to any purchase agreement entered with any customer possessing credit worthiness, bonding, credit insurance, or a promissory note for guarantee of payment from a bank or financial institution.

Results of Operations

We have generated $7,000.00 in revenue since inception and holds $11,538,461.54 in short-term accounts receivable for services rendered from August through November 2012 to Purchaser from Definitive Material Agreement (Exhibit 10.1), filed by Company on August 21, 2012. We have already incurred net losses of $297,117 for the three months ended October 31, 2012.

As of December 20, 2012 the company has made entry into two definitive material agreements with foreign government parties for goods and services, holding a total value of $1,890,000,000 (1.89 billion US dollars), which are associated to Civil Society Programs, collectively organized by United Nations affiliates and Parties. Thus, the company’s subsidiary, ECCO2 Tech is designated as the exclusive vendor and supplier for each Civil Society Program for 10 years from the affective date of both material agreements.

Three months ended October 31, 2011 and October 31, 2012

For the three months ended October 31, 2012, we did not generate any revenue. Total operating expenses were $4,658, for the three months ended October 31, 2011 from $297,117 for the three months ended October 31, 2012. The increase in the total operating expenses for the covered period was primarily due to the increased operating and professional fees. The total operating expenses results in a net loss of $297,117 for the period ended October 31, 2012.

Capital Resources and Liquidity

As of October 31, 2012 we had $7,620 cash on hand.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of direct employees, thus, using employment agencies and contractors to offset long-term liabilities for Company that could affect us if cash-flow from accounts receivable showed slow payment or an extreme delay of payment due to a cause out of our control. Given the amount of cash currently on hand, we expect our current cash reserves to last for 1 month and seek out financing options as receivable factoring to maintain sufficient cash-flow to cover labor, contractor, administrative and production expenses. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, or we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We currently have one full-time employee and two part-time employees who serve as our management team. Currently, our one full-time employee, also our Chairman for Board of Directors and the Chief Executive Officer, devotes approximately 80 to 90 hours per week and the part time employees, devotes 10 to 20 hours per week to the company and will continue to dedicate that amount of time until such a time when they deem it is necessary to contribute more. These employees are Board Directors and do not include any consultant, board advisor, contractor, or affiliate to the Company.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended October 31, 2012 or 2011 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended October 31, 2012 or 2011.

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

Item 4.       Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended October 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were changes in our system of internal controls over financial reporting during our last fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Thus, Li and Company, PC had been replaced as auditor for Company on September 24, 2012 by John Kinross-Kennedy CPA, who reviewed Form 10-Q Filing for October 31, 2012.

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

Item 5.        Other Information.

There were no reportable events under this item during the quarterly period ended October 31, 2012.

Item 6.        Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

33.1	Form 8-K Entry into Material Definitive Agreement and Change of Company Address filed August 21, 2012

34.1	Form 8-K Entry into Material Definitive Agreement filed November 16, 2012

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

RVPLUS, INC.

Date: December 20, 2012	By:	/s/ Cary Lee Peterson
Cary Lee Peterson
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

33.1	Form 8-K Entry into Material Definitive Agreement and Change of Company Address filed August 21, 2012

34.1	Form 8-K Entry into Material Definitive Agreement filed November 16, 2012

+Furnished herewith.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.