Form 10-Q
period 2013-01-31
RVPlus Inc.
filed 2013-03-28
CIK 1491029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 22, 2013, there were 119,560,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

RVPLUS, INC.
QUARTERLY REPORT ON FORM 10-Q
November 1, 2012 - January 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

RVPLUS INC.

November 1, 2012 - January 31, 2013

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at January 31, 2013 (Unaudited) and April 30, 2012	F-2

Statements of Operations for the Period from January 29, 2010 (Inception) through January 31, 2013 (Unaudited)

Statements of Operations for the Three Months Ended January 31, 2012 and 2013 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through January 31, 2013 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 - F-10

RVPLUS INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$15,450	$12,757
Other Assets
Accounts Receivable (Short-term)	17,590,837	-

Total Assets	$17,606,287	127,457

LIABILITIES AND STOCKHOLDERS' DEFICIT/EQUITY
Current Liabilities
Accrued expenses	$185,489	$28,049
Subscription payable

Total Liabilities	185,489	28,049

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.0001 par value; 100,000,000 shares authorized;
none issued or outstanding	-

Common stock: $0.0001 par value; 200,000,000 shares authorized;
Issued and outstanding:
9,380,000 as at April 30, 2012
119,560,000 as at January 31, 2013	11,956	938

Additional paid-in capital	0	43,462
Deficit accumulated during the development stage	(185,489)	(59,692)

Total Stockholders' Deficit	(173,533)	(15,292)

Total Liabilities and Stockholders' Deficit	$9,963	12,757

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	January 31,
	2013	2012
REVENUE

Sales	$-	$-

OPERATING EXPENSES:
Professional fees	$15,068	$6,324
Professional fees - related party	675	486
General and administrative expenses	169,746	790

Total operating expenses	185,489	7,600

LOSS BEFORE INCOME TAXES	(185,489)	(7,600)

INCOME TAX PROVISION	-	-

NET LOSS	(185,489)	(7,600)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	(0.00)	(0.00)

Weighted average common shares outstanding
- basic and diluted	119,560,000	9,380,000

See accompanying notes to the financial statements.

RVPLUS INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 31, 2012 through January 31, 2013
(Unaudited)

				Deficit
	Common Stock			Accumulated
	$0.0001 Par Value		Additional	during the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, January 29, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for incorporation expenses at $0.001 per share	5,000,000	500			500

Issuance of common shares for cash at $0.01 per share Apr. 20, 2010	4,200,000	420	41,580		42,000

Capital contribution			100		100

Net loss				(1,816)	(1,816

Balance, April 30, 2012	9,200,000	$920	$41,680	$(1,816)	$40,784

Issuance of common shares for cash at $0.01 per share July 19, 2010	180,000	18	1,782		1,800

Net loss				(57,876)	(57,876)

Balance, April 30, 2012	9,380,000	$938	$43,462	$(59,692)	$(15,292)

Capital contribution			5,510		5,510

Issuance of 80,000,000 common shares May 4, 2012 at $0.25 per share	80,000,000	8,000	1,992,000		2,000,000

Issuance of 9,930,000 common shares September 7, 2012 for settlement of debt	9,930,000	9,930	443,070		453,000

Issuance of 19,930,000 common shares September 19, 2012 for Corporate Resolution authorized by Board of Directors June 12, 2012 for non-cash agreements with Service Providers	19,930,000	19,930		(297,117)	(297,117)

Net loss

Balance, January 31, 2013	119,560,000	$17,963	$2,484,042	(356,809)	$2,127,945

See accompanying notes to the financial statements.

RVPLUS INC.
November 1, 2012 - January 31, 2013
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended January 31, 2013 or 2012 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended January 31, 2013 or 2012.

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

The Company filed a Form-8K report on August 21, 2012 stating that the Company has relocated primary office from Austin, Texas to a rental office space in Jersey City, New Jersey, in efforts to be closer to United Nations headquarters in New York City and legal, accounting, banking, production, logistical partners that the Company does business with on a regular basis.

Financing

As of November 12, 2012 the company has an unsecured line of credit for working capital with a private lender for $50,000.00 that is guaranteed by the Company CEO for re-payment, thus, Company maintains a waiver from any liabilities or liens from the lender.

Stock  Sale

On April 25, 2012, the former president of the Company, Christopher Day, sold 5,000,000 shares of the Company representing 53% of the issued and outstanding common shares of the Company to KDP Partners, a company controlled by an officer of the Company.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued, March 22, 2012, to determine if they must be reported.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended January 31, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2012 and notes thereto.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Plan of Operations

Our plan of business is to raise capital to further research and development, manufacturing, distribution, staffing, and marketing a number of late-stage sustainable clean technologies and patents that enable social affairs, energy efficiency, carbon-emissions reduction, and enhancements to agriculture and environment (“ECCO2 Products and Services”), which includes the following:

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
(c)	Energystar.Gov approved appliances, electronics, and construction materials used for commercial and residential buildings
(d)	Research and development studies and programs that support social affairs, education, environmental, and agriculture in developing countries

The company sells ECCO2 (“Environmental Control of Carbon Dioxide”) products made by other manufacturers through commercial and government purchase agreements. Many of these agreements will be supported by financial aid grant and loan programs associated with United Nations, affiliate partners for United Nations, and private charitable trust funds and lenders.

The service and purchase agreements will be followed by incremental invoicing to customers for services rendered and partial product shipments over the duration of the material agreement, which occur on a weekly or monthly basis. This method allows the company to factor the commercial invoices to the customers and opens potential opportunities for asset based lending and middle-market financing through use of the asset value of the accounts receivable related to any purchase agreement entered with any customer possessing credit worthiness, bonding, credit/risk insurance, or a promissory note for guarantee of payment from a bank or financial institution.

Results of Operations

We have generated $7,000.00 in revenue since inception and holds $23,643,213 in short-term accounts receivable for services rendered to Purchaser(s) from November 2012 through March 2013

(a)	[Exb 33.1] Form 8-K Entry into Material Definitive Agreement filed November 16, 2012
(b)	[Exb 34.1] Corporate Resolution for Issuance of Shares - December 19, 2012

(c)	[Exb 35.1] Form 8-K Entry into Material Definitive Agreement filed December 27, 2012
(d)	Form 8-K Changes in Internal Control over Financial Reporting filed March 4, 2013
(e)	[Exb 37.1] Letter of Intent for Licensing and Merger-Acquisition by and between Company, ECCO2 Corp, and Intervisual Technology Inc. - February 5, 2013

We have already incurred net losses of $185,489 for the three months ended January 31, 2013.

As of March 23, 2013 the company has made entry into three definitive material agreements with foreign government parties for goods and services, holding a total value of $1,900,500,000.00 (1.905 billion US dollars), which are associated to Civil Society Programs, collectively organized by United Nations affiliates and Parties. Thus, the company’s subsidiary, ECCO2 Tech is designated as the exclusive vendor and supplier for each Civil Society Program for 10 years from the affective date of both material agreements.

As of February 5, 2013 the company entered a letter of intent to enter a licensing agreement and stock purchase agreement (payable by cash, cash equivalent, and/or company stock) for 20% of preferred and common stock for Intervisual Technology, Inc. (“IVTI”). The proposed closing date for merger-acquisition and partnership with IVTI is set for April 30, 2013.

Intervisual Technology ("IVTI"), is an nationally accredited private school based in Florida with a physical campus, American High School located in Fort Lauderdale, engaging in educational services by physical and virtual classes for grade levels 6 to 12, which offer cost effective solutions to students and school districts globally. IVTI has a current attendance of over 2,000 students that are located within the continental US and Hawaii, in addition to international programs operating in Africa, India, Jamaica, United Arab Emirates, and China. The company has projected sales revenue of over $10 million for 2013 from local, state, and federal contracts and is a women-owned business established in 2007 by founder and CEO, Dana Williams, inclusive to possessing several high profile supporters and board advisors such as John Ellis "Jeb" Bush, Jr., who have enabled the school to establish robust business relationships and networks for investment and real estate opportunities.

As of March 22, 2013 the company has entered an agreement with RJPC Group, Inc. (“Agent”) for funding program for ‘green’ companies offered by GC Barnes Group, LLC Washington (“Affiliate” to Agent). Funding program includes loan guarantees, grants, and equity investments into the company.

Three months ended January 31, 2012 and January 31, 2013

For the three months ended January 31, 2012, we did not generate any revenue. Total operating expenses were $7,600, for the three months ended January 31, 2012 from $185,489 for the three months ended January 31, 2013. The increase in the total operating expenses for the covered period was primarily due to the increased operating and professional fees. The total operating expenses results in a net loss of $185,489 for the period ended January 31, 2013.

Capital Resources and Liquidity

As of January 31, 2013 we had $15,000 cash on hand.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the interim period ended January 31, 2013 or 2012 pursuant to the provisions of Section 740-10-25.

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

There were no potentially dilutive common shares outstanding for the interim period ended January 31, 2013 or 2012.

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

Item 4.       Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended January 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were changes in our system of internal controls over financial reporting during our last fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Thus, Li and Company, PC had been replaced as auditor for Company on September 24, 2012 by John Kinross-Kennedy CPA, who reviewed Form 10-Q Filing for July 31 and October 31, 2012. Former auditor, Li and Company, PC filed Form 10-K Filing for April 30, 2013, which reflects financial statements and business operations that had taken place before Change in Control of Company on May 4, 2012. The new auditor was appointed by Board of Directors following Change in Control for Company on May 4, 2012.

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

Item 5.       Other Information.

There were no reportable events under this item during the quarterly period ended January 31, 2013.

Item 6.       Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

99.1	Form 8-K Entry into Material Definitive Agreement filed November 16, 2012

99.2	Corporate Resolution for Issuance of Shares - December 19, 2012

99.3	Form 8-K Entry into Material Definitive Agreement filed December 27, 2012

99.4	Video Clips About Company Operations and Financials from Media Relations Team May 2012 – January 2013

99.5	Letter of Intent for Licensing and Merger-Acquisition by and between Company, ECCO2 Corp, and Intervisual Technology Inc. - February 5, 2013

99.6	Form 8-K Changes in Internal Control over Financial Reporting filed March 4, 2013

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

RVPLUS, INC.

Date: March 24, 2013	By:	/s/ Cary Lee Peterson
Cary Lee Peterson
Director, President, Chief Executive Officer, Chief Accounting Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

32.1+	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer

99.1	Form 8-K Entry into Material Definitive Agreement filed November 16, 2012

99.2	Corporate Resolution for Issuance of Shares - December 19, 2012

99.3	Form 8-K Entry into Material Definitive Agreement filed December 27, 2012

99.4	Video Clips About Company Operations and Financials from Media Relations Team May 2012 – January 2013

99.5	Letter of Intent for Licensing and Merger-Acquisition by and between Company, ECCO2 Corp, and Intervisual Technology Inc. - February 5, 2013

99.6	Form 8-K Changes in Internal Control over Financial Reporting filed March 4, 2013

+Furnished herewith.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.